Form 10-Q
period 2011-03-31
CALYPTE BIOMEDICAL CORP
filed 2011-09-15
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
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

The registrant had 547,826,416 shares of common stock outstanding as of September 14, 2011.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$252	$79
Accounts receivable	58	21
Inventory, net of allowance of $35 and $0 at March 31, 2011 and at December 31, 2010, respectively	156	264
Prepaid expenses	53	39
Total current assets	519	403

Property and equipment, net of accumulated depreciation of $352 and $345 at March 31, 2011 and December 31, 2010, respectively	61	68
Intangible assets, net of accumulated amortization of $987 and $940 at March 31, 2011 and December 31, 2010, respectively	1,796	1,843
Other assets	17	17
Total assets	$2,393	$2,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,001	$1,971
Advances from shareholder	92	680
Liability with related party	914	914
Income tax liability	-	180
4% Note payable, including accrued interest of $5 and $4 at March 31, 2011 and December 31, 2010, respectively	61	61
12% Convertible debentures payable	60	60
Deferred revenue	7	23
Total current liabilities	3,135	3,889

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at March 31, 2011 and December 31, 2010; 100,000 shares issued and outstanding at March 31, 2011 and December 31, 2010; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,566	3,536
Total liabilities	6,701	7,425

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2011 and December 31, 2010; 547,826,416 and 525,159,750 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	15,249	14,569
Additional paid–in capital	159,754	159,749
Other comprehensive income (loss)	(1)	(1)
Accumulated deficit	(179,310)	(179,411)
Total stockholders’ deficit	(4,308)	(5,094)
Total liabilities and stockholders’ deficit	$2,393	$2,331

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Product sales	$263	$133

Operating costs and expenses:
Cost of product sales	180	45
Research and development expenses	74	84
Selling, general and administrative expenses (non-cash of $5 and $16 for 2011 and 2010, respectively)	249	296
Total operating expenses	503	425

Loss from operations	(240)	(292)

Interest expense, net (non-cash expense of $30 and $147 for 2011 and 2010, respectively)	(30)	(241)

Other income, net	191	3

Loss before income taxes	(79)	(530)

Benefit (provision) for income taxes	180	-
Net income (loss) from continuing operations	101	(530)
Net loss attributable to Calypte from discontinued operations	-	(19)
Net loss attributable to noncontrolling interest from discontinued operations	-	(18)
Net income (loss)	101	(567)
Net income (loss) per share from continuing operations	0.000	(0.001)
Net income (loss) per share attributable to Calypte from discontinued operations	-	(0.000)
Net income (loss) per share (basic and diluted)	$0.000	$(0.001)
Weighted average shares used to compute net gain (loss) per share (basic and diluted)	539,826	466,405

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$101	$(531)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation and amortization	54	78
Non-cash interest expense attributable to dividends on mandatorily redeemable Series A preferred stock	30	30
Stock-based employee compensation expense	5	16
Loss on disposition of equipment	-	1
Loss attributed to noncontrolling interest in consolidated entities	-	(18)
Changes in operating assets and liabilities:
Accounts receivable	(37)	(4)
Inventory	108	(55)
Prepaid expenses and other current assets	(14)	(4)
Accounts payable, accrued expenses and other current liabilities	(166)	185

Net cash provided by (used in) operating activities	81	(302)

Cash flows from financing activities:
Proceeds from shareholder advances	92	150

Net cash provided by financing activities	92	150

Net increase (decrease) in cash and cash equivalents	173	(152)

Effect of foreign currency exchange rates on cash	-	1

Cash and cash equivalents at beginning of period	79	176

Cash and cash equivalents at end of period	$252	$25

 See accompanying notes to condensed consolidated financial statements.

	Three months ended
	March 31,
	2011	2010

Supplemental disclosure of cash flow activities:
Cash paid for interest	$-	$94

Supplemental disclosure of noncash activities:
Conversion of advances from related party	$680	$-
Conversion of of notes and accrued interest to common stock	$-	$128

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company

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

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In February 2011, Calypte received the final $171,147 of a $244,479 grant awarded in November 2010 under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The grant is targeted to therapeutic discovery projects that show a reasonable potential to prevent, diagnose, and treat acute and chronic diseases. Allocation of the grant also takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life sciences. While these funds will help sustain current R&D activity for the AwareTM II product, we will need additional funding to finish development and bring the product to market.

During the first quarter of 2011, we had net income of $0.1 million.  At March 31, 2011, we had a working capital deficit of $2.6 million and our stockholders’ deficit was $4.3 million.  Our cash balance at March 31, 2011 was $0.3 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2011.

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

On January 28, 2011, we entered into a subscription agreement with David Khidasheli pursuant to which Mr. Khidasheli agreed to purchase 16,666,666 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $500,000, which Mr. Khidasheli had advanced to us in 2010.  On February 15, 2011, we entered into a subscription agreement with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 6,000,000 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $180,000, which Ms. Lupascu had advanced to us in 2010. The Shares were issued pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”). The subscription agreements contain customary representations and warranties by Mr. Khidasheli and Ms. Lupascu regarding their status as non-U.S. persons, their investment intent and restrictions on transfer. Mr. Khidasheli and Ms. Lupascu were granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. We used the proceeds of the private placement for general working capital purposes.

Mr. Khidasheli advanced $30,000 and $62,000 on January 4, 2011 and March 3, 2011, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of March 31, 2011 and the consolidated results of our operations and our consolidated cash flows for the three month period ended March 31, 2011.  The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2010 included in our Form 10-K filed with the SEC on May 27, 2011.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010

AwareTM BEDTM HIV-1 Incidence Test	$185	$87
AwareTM Rapid HIV diagnostic tests	25	26
AwareTM Messenger	12	20
Revenue from product sales	222	133
Revenue from raw material sourcing	41	-
Total Revenue	$263	$133

Sales to international customers accounted for approximately 72% and 66% of our revenues in the first quarter of 2011 and 2010, respectively.  Four customers accounted for approximately 59% of our first quarter 2011 revenue.  Four customers accounted for approximately 62% of our first quarter 2010 revenue.

Net Income (Loss) Per Share

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted income (loss) per common share is similar to the computation of basic net income (loss) per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net income (loss)  per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 6,175,001 shares and 44,300,748 shares were excluded from the computation of loss per share for the three month periods ended March 31, 2011 and 2010, respectively, as their effect is anti-dilutive.  The computation of income (loss) per share also excludes 19,177,274 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and, 7% Notes issued under the Marr Credit Facility for quarter ended March 31, 2010, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the first quarter 2011 presentation.

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

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”), issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued guidance on applying the milestone method of revenue recognition for milestone payments for achieving specific performance measures when those payments are related to uncertain future events. The guidance is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of this new guidance in the first quarter of 2012 will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

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

Discontinued operations from the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Product sales	$-	$3

Operating costs and expenses:
Cost of product sales	-	1
Selling, general and administrative expenses	-	21
Total operating expenses	-	22

Loss from operations	-	(19)

Interest expense, net	-	-
Other income, net	-	-
Net loss attributible to Calypte from discontinued operations	$-	$(19)

(4)	Inventory

Inventory as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$137	$188
Work-in-process	12	16
Finished goods	7	60
Total inventory	$156	$264

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Trade accounts payable	$1,320	$1,305
Accrued royalties	228	202
Accrued salary and vacation pay	50	42
Accrued interest	21	16
Accrued audit, legal and consulting expenses	156	160
Accrued liabilities of legacy business	190	190
Other	36	56
Total accounts payable and accrued expenses	$2,001	$1,971

(6)	Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2011 (in thousands):

	Balance		Conversion		Balance
	12/31/10	Additions	to Equity	Repayments	3/31/11

Current Notes and Debentures

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable –
Morningtown	$56	$-	$-	$-	$56

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

As discussed in Note 3 in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved (see note 10).  Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

Notwithstanding this debt restructuring, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations. In light of our existing operations and financial challenges, we are exploring strategic and financing options. Failure to obtain additional financing will likely cause us to seek bankruptcy protection.

Interest Expense

The table below summarizes the components of interest expense for the three months ended March 31, 2011 and 2010 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands):

	Three Months ended March 31,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(94)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(115)
Accrued interest on 4% Note Payable	-	(2)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)
Total non-cash items	(30)	(147)
Total interest expense	$(30)	$(241)

(7)	Stockholders’ Deficit

2011 Private Placements

On January 28, 2011, we entered into a subscription agreement with David Khidasheli pursuant to which Mr. Khidasheli agreed to purchase 16,666,666 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $500,000, which Mr. Khidasheli had advanced to us in 2010.  On February 15, 2011, we entered into a subscription agreement with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 6,000,000 shares of our common stock (the “Shares”) at a purchase price of $0.03 per share, for a total purchase price of $180,000, which Ms. Lupascu had advanced to us in 2010. The Shares were issued pursuant to Regulation S under the Securities Act. The subscription agreements contain customary representations and warranties by Mr. Khidasheli and Ms. Lupascu regarding their status as non-U.S. persons, their investment intent and restrictions on transfer. Mr. Khidasheli and Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. We used the proceeds of the private placement for general working capital purposes.

Mr. Khidasheli advanced $30,000 and $62,000 on January 4, 2011 and March 3, 2011, respectively, in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

Warrants, options and stock grants

At March 31, 2011, we had warrants outstanding to purchase an aggregate of 3,125,001 shares of our common stock at a weighted average price of $0.078 per share, as summarized in the following table:

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

We maintain stock compensation plans for our employees and directors, which are described in Note 11, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K filed with the SEC on May 27, 2011.  We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”), effective January 1, 2006.  ASC 718 requires that we recognize the fair value of stock compensation, including stock options, in our statement of operations.  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the first quarters of 2011 or 2010. Under the provisions of ASC 718, we have recorded approximately $5,000 of stock based employee compensation expense in our condensed consolidated statement of operations for the three months ended March 31, 2011.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2010 through March 31, 2011:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2010	3,050,000	$0.112	6.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-
Options outstanding at March 31, 2011	3,050,000	$0.112	6.62	$0
Options vested and exercisable at December 31, 2010	3,050,000	$0.112	6.87	$0
Options vested and exercisable at March 31, 2011	3,050,000	$0.112	6.62	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At March 31, 2011, the market price of our stock was $0.033 per share, and none of our options were in-the-money.  No options were exercised in the three month period ending March 31, 2011.

The following table summarizes information about stock options outstanding under all of our option plans at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	6.66	$0.110	3,000,000	$0.110
$0.23	50,000	4.07	$0.230	50,000	$0.230
	3,050,000	6.62	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the three month periods ended March 31, 2011 and 2010, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(9)	Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled. As of March 31, 2011, the common stock had not yet been issued and we have recorded a liability to related party in our consolidated balance sheet for $914,000. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved (see note 10). Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr two times in the first quarter of 2011, and recorded $41,000 of revenue from raw material sourcing.  During the first quarter of 2011, we provided telephone support and sent one person to Beijing Marr for three weeks, and we recognized $16,716 in revenue related to this technical support.

During the first quarter of 2011, one investor has advanced a total of $92,000 to the Company. Through August 2011, this investor has further advanced us $160,000. These advances are intended for future subscription agreements.

(10)	Subsequent Events

Subsequent to March 31 and through August 2011, we have received an aggregate of $160,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

In July 2011, the Chinese government approved the Debt Agreement and the Equity Transfer Agreement we entered into with Marr and Kangplus.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A of Part II below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition, and we may be required to discontinue operations altogether. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

During the first quarter of 2011, we continued to focus on our research and development operations, and on March 2, 2011, announced the successful completion of internal studies of our new Aware II HIV-1/2 oral fluid rapid test for the U.S. and international markets.  Clinical trials were performed at two sites -- one in South Africa and one in the U.S. -- and generated data from 577 subjects at various levels of risk for HIV infection. In combined results, the test showed an accuracy of 100%. Based on these results, Calypte has contacted the FDA and started the process to conduct clinical trials in the U.S. in the second half of 2011.

During the first quarter of 2011, we were able to recapture some market share lost to a competitor for our AwareTM BED Incidence kits, and saw a 53% revenue increase compared to the first quarter of 2010.  We also continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests, but saw our first quarter sales of that product decline 55% from the same period of 2010.

As discussed in Note 1, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has  now been approved.  Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In February 2011, Calypte received the final $171,147 of a $244,479 grant awarded in November 2010 under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. The grant is targeted to therapeutic discovery projects that show a reasonable potential to prevent, diagnose, and treat acute and chronic diseases. Allocation of the grant also takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life sciences. While these funds will help sustain current R&D activity for the AwareTM II product, we will need additional funding to finish development and bring the product to market.

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

We believe the demand for fast, easy-to-use HIV tests is strong and growing. By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, and non-governmental organizations and charities have increased their funding for HIV testing too.  Although we believe that we will be able to increase market acceptance of our products and our market position, outside factors could adversely affect demand for our products, including global economic conditions that affect funding for HIV testing and national policies regarding HIV testing adopted by foreign governments.

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

Management believes that we have the ability to sustain our operations, at least for the near-term, through effective management of our costs of operation and the ability to raise additional capital through private placements of equity. However, if we are unable to raise sufficient additional capital, we will be unable to meet our obligations and will likely be unable to continue our operations.

We believe that certain factors are critical to our success, including having sufficient financial liquidity to fund our operations; raising additional funds through the private placement of equity; continuing to expand our marketing and increasing sales of our products; and developing a larger international market presence.

In order to accomplish our business plan and meet our financial obligations, we must:

•	Raise additional capital to fund working capital requirements.
•	Reduce accounts payable and other debt and associated fixed costs.
•	Increase marketing and sales of our current products through our current and new distribution network.
•	Conduct a successful clinical trial for our AwareTM II product.

As 2011 continues, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AwareTM II and keeping our operating costs low.

Financial Considerations

Our net cash provided by operating activities in first three months of 2011 was approximately $81,000, compared to ($302,000) net cash used in operating activities in the first three months of 2010.  Our focus in this quarter was on re-capturing market share and converting our inventory to cash to help fund our research and development activities.  A primary factor in our positive cash flow during the first quarter of 2011 was the $171,147 of QTDP grant received.

During the first quarter of 2011, we had a net income of $0.1 million.  At March 31, 2011, we had a working capital deficit of $2.6 million.  Our cash balance at March 31, 2011 was $0.3 million. We received $0.2 million in additional advances from investors after March 31, 2011 and our cash balance as of September 14, 2011 was $0.1 million. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2011 and we will need to raise additional capital to fund our operations in the near term.

We currently have 800,000,000 shares of common stock authorized, of which 760,386,797 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans.  If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions.  At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the March 31, 2011 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not changed materially since year-end.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Total revenues	$263	$133
Cost of product sales	180	45

Gross Margin	83	88

Operating expenses:
Research and development	74	84
Selling, general and administrative	249	296

Total operating expenses	323	380

Loss from operations	(240)	(292)

Interest expense, net	(30)	(241)
Other income, net	191	3
Provision for income taxes	180	-

Net gain (loss) from continuing operations	101	(530)

Net loss attributable to Calypte from discontinued operations	-	(19)

Net loss attributable to noncontrolling interest from discontinued operations	-	(18)

Net gain (loss)	$101	$(567)

Quarter ended March 31, 2011 and 2010

Our revenue for the first quarter of 2011 totaled $263,000 compared with $133,000 for the first quarter of 2010, an increase of $130,000 or 98%.  Sales of our BED Incidence Test accounted for 70% of our sales in the first quarter of 2011, compared with 64% in the first quarter of 2010.  Revenue from the sales of the BED Incidence Test increased by 53% in 2011 compared with 2010, primarily due to our efforts to recapture market share from a competitor.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 11% and 21% of our sales in the first quarter of 2011 and 2010, respectively.  First quarter 2011 revenues from the sale of our rapid tests decreased by 55% compared with rapid test revenues in the first quarter of 2010.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of 32% and 66% of sales in the first quarter of 2011 and 2010, respectively. The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.

During the first quarter of 2011, we had a net income of $0.1 million, compared to a net loss of $0.6 million during the first quarter of 2010.  At March 31, 2011, we had a working capital deficit of $2.6 million.

Research and development costs decreased by $10,000, or 12%, from $84,000 in the first quarter of 2010 to $74,000 in the first quarter of 2011, resulting primarily from a lower facility overhead allocation due to the decrease in selling, general and administrative costs.

Selling, general and administrative costs decreased by $47,000, or 16%, from $296,000 in the first quarter of 2010 to $249,000 in the first quarter of 2011.  The primary components of the net decrease include the following:
●	a decrease of $10,000 in insurance expense
●	a decrease of $8,000 in intangible asset amortization due to the expiration of a patent
●	a decrease of $7,000 in rent and communication expense
●	a decrease of $5,000 in salaries and stock option expense

Our loss from operations for the first quarter of 2011 of $240,000, reflects a reduction of 18% compared with the loss of $292,000 reported for the first quarter of 2010.

We recorded net interest expense of $30,000 for the first quarter of 2011 compared with $241,000 of net interest expense in the first quarter of 2010.  The decreased expense in 2011 resulted from the Marr and SF Capital debt restructuring in July 2010, in which convertible notes held by Marr and SF Capital were converted to common stock or cancelled.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended March 31,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(94)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(115)
Accrued interest on 4% Note Payable	-	(2)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(30)	(30)
Total non-cash items	(30)	(147)
Total interest expense	$(30)	$(241)

The $180,000 tax benefit for the first quarter of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

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

Operating Activities

During the three months ended March 31, 2011, cash provided by our operating activities was $0.1 million, including a $0.2 million QTDP grant received.  This compares to $0.3 million of cash used in operating activities during the same period of 2010.  In both 2011 and 2010, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the three months ended March 31, 2011, we generated $92,000 from financing activities compared to $150,000 generated from financing activities during the three months ended March 31, 2010. The funds generated from financing activities in the three months ended March 31, 2011 and 2010 were the result of investor advances in anticipation of entering into future subscription agreements.

In 2011, to date, we have been able to generate financing from two investors.  Although we do not have definitive agreements with these investors for continuing financing, they have demonstrated a willingness to finance our operations on a regular basis, based on our continuing efforts to execute our business plan.  However, there can be no assurances that these investors are willing or able to continue providing such financial support until such time as we are generating positive cash flow, nor have they provided any affirmative indication regarding to how long they expect to continue providing such support.

If we are unable to obtain additional financing, we will be unable to continue as a going concern.  Moreover, any financing we are able to secure could be on terms that are highly dilutive to our existing stockholders. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.  The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

We have described the recent accounting pronouncements to which we will be subject in future periods in Note 2 to the Condensed Consolidated Financial Statements included in Part I of this Report on Form 10-Q.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer (our “CEO”) of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28 and February 11, 2011, we entered into subscription agreements (the “Subscription Agreements”) with David Khidasheli and Carolina Lupascu, respectively, pursuant to which Mr. Khidasheli and Ms. Lupascu (the “Investors”) agreed to purchase 16,666,666 and 6,000,000 shares, respectively (collectively, the “Shares”), at a purchase price of $0.03 per share. These stock purchases represented investments in the aggregate amount of $500,000 in the case of Mr. Khidasheli and $180,000 in the case of Ms. Lupascu, which the Investors had advanced to us during 2010. The Shares were issued pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”). The Subscription Agreements contain customary representations and warranties by the Investors regarding their status as non-U.S. persons, their investment intent and restrictions on transfer. The Investors were granted certain piggy-back registration rights that require us to use our best efforts to register all or a portion of the Shares on the next registration statement we file under the Securities Act.

Item 6.  Exhibits

  (a)   Exhibits

10.201	Subscription Agreement dated as of January 28, 2011, between the Company and David Khidasheli
10.202	Subscription Agreement dated as of February 15, 2011, between the Company and Carolina Lupascu
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: September 14, 2011	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer and Secretary