Form 10-K/A
period 2010-12-31
CALYPTE BIOMEDICAL CORP
filed 2011-11-16
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

●
It has a true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

●	Kit packaging is designed to permit multiple users to use the kit simultaneously
●
Unlike its primary competitor, the AwareTM OMT sample preparation step produces surplus sample, which can be used to repeat the test, or to perform a confirmatory assay such as an oral fluid Western Blot test or a second rapid oral fluid test.

●	AwareTM OMT testing is painless, safe, and non-invasive

●
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

We believe our OMT tests have unique advantages compared with blood based tests, as indicated below.

●	Non-invasive and painless sampling. Studies show greater acceptance of HIV testing without the pain and risks of drawing blood, which translates into higher testing rates

●	Safer than blood tests. Eliminates the risk of infection through accidental needle or lancet stick injuries for both patients and health care workers

●	Easier to use. Enables self sampling and self testing--no technicians, no needles, no lancets

●	Sample can be collected anywhere, anytime, including open public settings

●	More cost effective than blood diagnostic tests (considering the all-in costs of drawing, handling and disposing of venous blood)

●	Risk of exposure to infectious agents during handling is minimal to non-existent

●	The over-the-counter version may foster increased use as a result of increased privacy

●	Unlike other oral fluid tests, the AwareTM sampling system allows for a sample to be tested multiple times with different test devices and stored for future use

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

Research and development costs increased by $89,000 or 46%, from $193,000 in 2009 to $282,000 in 2010. R&D expense increase is primarily due to the ramping up the R&D spending as we work on a new product. Selling, general and administrative costs decreased by $398,000, or 31% from $1,397,000 in 2009 to $999,000 in 2010.  The primary components of the net decrease in 2010 include the following:
●	$208,000 in non-recurring legal fees incurred in 2009 in connection with litigation that was settled in March 2010
●	A $120,000 decrease in salary and benefit expense attributable to stock option forfeiture
●	A $40,000 decrease in overhead due to reduced rent costs as a result of lease renegotiation and move to a new location
●	A $30,000 decrease in tax and audit fees

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

●
Revenue Recognition.  We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred.  Should changes in terms cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

●
Inventory Valuation.  We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors.  Further, we also review our inventories for lower of cost or market valuation.

●
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

●
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

●
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

 (2)        Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting is not effective as of December 31, 2010.  Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers, as amended January 19, 2004 (5)
10.16	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995 (6)
10.17	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995 (6)
10.18*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996 (6)
10.21*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992 (6)
10.22*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.23*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.24*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993 (6)
10.25*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993 (6)
10.51	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999 (7)
10.73*	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000 (8)
10.114	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002 (9)
10.121	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002 (10)
10.132	Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 (11)
10.133	Subscription Agreement between the Registrant and Marr Technologies B.V. for 20,000,000 shares of Registrant’s Common Stock dated August 28, 2003 (12)
10.134	Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Registrant and Marr Technologies B.V. dated November 13, 2003 (13)
10.137	Lease Agreement between the Registrant and ARE-1500 East Gude LLC dated as of March 1, 2004 (5)
10.142	Form of Registration Rights Agreement between the Registrant and the investors in the May 2004 PIPE financing (14)
10.143	Form of Warrant between the Registrant and the investors in the May 2004 PIPE financing (18)
10.146**	2004 Incentive Plan, as amended October 11, 2011 (previously filed)
10.148	Form of Registration Rights Agreement between the Registrant and the investors in the July 2004 PIPE financing (15)
10.149	Form of Warrant between the Registrant and the investors in the July 2004 PIPE financing (15)
10.150	Sublicense Agreement between the Registrant and Abbott Laboratories dated June 28, 2004 (16)
10.151	License Agreement and Technology Transfer Agreement between the Registrant and Ani Biotech Oy dated as of September 30, 2004 (16)
10.152	License Agreement between the Registrant and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004 (16)

10.155	Form of $2,000,000 7% Promissory Note issued by the Registrant to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto (17)
10.157	Form of Secured 8% Convertible Promissory Note between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.158	Form of Registration Rights Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.159	Form of Series A Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.160	Form of Series B Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.161	Form of Security Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.163	2005 Credit Facility Agreement between the Registrant and Marr Technologies BV dated April 4, 2005 (18)
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

10.173	Form of Warrant between the Registrant and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007 (23).
10.174	Form of Subscription Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.175	Form of Registration Rights Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.176	Form of Series A Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.177	Form of Series B Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and SF Capital Partners Ltd. dated March 21, 2007, effective March 28, 2007 (23)
10.179	Form of Sixth Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Morningtown Limited dated March 21, 2007, effective March 28, 2007 (23)
10.182	Form of Amendment to Registration Right Agreement between the Registrant and the investors in the March 2007 private placement, effective July 7, 2007 (24)
10.183	Seventh Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated December 4, 2007 (25)

10.184	Amendment No. 3 to Secured 8% Convertible Promissory Notes between the Registrant and Marr Technologies BV dated December 4, 2007 (25)
10.186	Registration Rights Agreement, dated as of January 16, 2008, by and between the Registrant and Fusion Capital Fund II, LLC. (26)
10.188	Subscription Agreement, dated August 15, 2008, between the Registrant and Tinja Limited (27)
10.189	Form of Warrant issued to Tinja Limited (27)
10.190	Form of Subscription Agreement between the Registrant and Almyn Limited, effective September 19, 2008 (28)
10.191	Form of Warrant issued to Almyn Limited (28)
10.193	Resignation and Mutual Release , dated September 10, 2009, between the Registrant and Julius R. Krevans, M.D., Paul E. Freiman and John J. DiPietro (28)
10.194	Subscription Agreement dated as of September 14, 2009, between the Registrant and Carolina Lupascu (29)
10.195	Lease dated October 13, 2009 by and between Pacific Realty Associates, L.P. and the Registrant (30)
10.196	Subscription Agreement between the Company and Carolina Lupascu, dated as of March 3, 2010, between the Company and Carolina Lupascu (31)
10.197	Debt Agreement dated July 2, 2010 among the Registrant, Marr Technologies B.V. (“Marr”), Marr Technologies Limited (“MTL”) and Marr Technologies Asia Limited (“MTL”) (32)
10.198*	Equity Transfer Agreement dated July 2, 2010 among the Registrant, Kangplus (China) Holdings Ltd., Marr, MTL and MTAL (33)
10.199	Debt Conversion Agreement dated July 9, 2010 between the Registrant and SF Capital Partners Limited (34)
10.200**	2005 Director Incentive Plan, as amended October 11, 2010 (previously filed)
21.1	Subsidiaries of the Registrant (42)
23.1	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this exhibit.

**	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(2)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Report on Form 10-K dated March 28, 1997.

(3)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2003.

(4)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-2 (File No. 333-106862) filed on July 7, 2003.

(5)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004.

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

Net Income ( Loss)Per Share
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

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(8)    Notes and Debentures Payable

The following tables summarize the note and debenture activity for the years ended December 31, 2009 and 2010 (in thousands).

							Net
	Balance		Conversion		Balance	Discount at	Balance at
	12/31/08	Additions	to Equity	Repayments	12/31/09	12/31/09	12/31/09

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$-	$-	$4,399
July 4, 2005 Interest	66	-	-	-	66
October 4, 2005 Interest	68	-	-	-	68
January 4, 2006 Interest	69	-	-	-	69
April 4, 2006 Interest	68	-	-	-	68
July 4 and 21, 2006 Interest	122	-	-	-	122
October 4, 2006 Interest	91	-	-	-	91
January 4, 2007 Interest	100	-	-	-	100
April 3, 2007 Interest	99	-	-	-	99
July 3, 2007 Interest	102	-	-	-	102
October 3, 2007 Interest	106	-	-	-	106
January 3, 2008 Interest	108	-	-	-	108
April 3, 2008 Interest	110	-	-	-	110
July 3, 2008 Interest	111	-			111
October 3, 2008 Interest	115	-	-	-	115
January 3, 2009 Interest	-	117	-	-	117
April 3, 2009 Interest	-	117	-	-	117

Total 8% Secured Convertible Notes	$5,734	$234	$-	$-	$5,968	$-	$5,968

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$-	$-	$4,200	$-	$4,200

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60	$-	$60

				Conversion to					Net
	Balance		Conversion	4% Notes	Asset		Balance	Discount at	Balance at
	12/31/09	Additions	to Equity	Payable	Transfer	Repayment	12/31/10	12/31/10	12/31/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(1,299)	$(100)	$(3,000)	$-	$-
July 4, 2005 Interest	66	-	(66)	-	-	-	-
October 4, 2005 Interest	68	-	(68)	-	-	-	-
January 4, 2006 Interest	69	-	(69)	-	-	-	-
April 4, 2006 Interest	68	-	(68)	-	-	-	-
July 4 and 21, 2006 Interest	122	-	(122)	-	-	-	-
October 4, 2006 Interest	91	-	(91)	-	-	-	-
January 4, 2007 Interest	100	-	(100)	-	-	-	-
April 3, 2007 Interest	99	-	(99)	-	-	-	-
July 3, 2007 Interest	102	-	(102)	-	-	-	-
October 3, 2007 Interest	106	-	(106)	-	-	-	-
January 3, 2008 Interest	108	-	(108)	-	-	-	-
April 3, 2008 Interest	110	-	(110)	-	-	-	-
July 3, 2008 Interest	111	-	(111)	-	-	-	-
October 3, 2008 Interest	115	-	(115)	-	-	-	-
January 3, 2009 Interest	117	-	(117)	-	-	-	-
April 3, 2009 Interest	117	-	(117)	-	-	-	-

Total 8% Secured Convertible Notes	$5,968	$-	$(2,868)	$(100)	$(3,000)	$-	$-	$-	$-

7% Promissory Notes to related
party -
2005 Credit Facility with Marr	$4,200	$-	$(4,200)	$-	$-	$-	$-	$-	$-

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$-	$-	$60	$-	$60

4% Note Payable –
Morningtown	$-	$100	$-	$-	$-	$(44)	$56	$-	$56

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

.  .  .

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
Shares outstanding

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

Future annual minimum payments under the lease are as follows:

Years Ending December 31,
2011	$84,180
2012	$35,075
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

Date: November 11, 2011

S-1