Form 10-Q
period 2011-06-30
CALYPTE BIOMEDICAL CORP
filed 2011-11-30
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The registrant had 547,826,416 shares of common stock outstanding as of November 4, 2011.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$175	$79
Accounts receivable	39	21
Inventory, net of allowance of $58 and $0 at June 30, 2011 and at December 31, 2010, respectively	135	264
Prepaid expenses	33	39

Total current assets	382	403

Property and equipment, net of accumulated depreciation of $360 and $345 at June 30, 2011and December 31, 2010, respectively	53	68
Intangible assets, net of accumulated amortization of $1,034 and $940 at June 30, 2011 and December 31, 2010, respectively	1,749	1,843
Other assets	17	17

Total assets	$2,201	$2,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,004	$1,971
Advances from shareholder	192	680
Liability with related party	914	914
Income tax liability	-	180
4% Note payable, including accrued interest of $5 and $4 at June 30, 2011 and December 31, 2010, respectively	46	61
12% Convertible debentures payable	60	60
Deferred revenue	-	23

Total current liabilities	3,216	3,889

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized atJune 30, 2011 and December 31, 2010; 100,000 shares issued and outstanding at June 30,2011 and December 31, 2010; aggregate redemption and liquidation value of $1,000 pluscumulative dividends	3,596	3,536

Total liabilities	6,812	7,425

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2011 andDecember 31, 2010; 547,826,416 and 525,159,750 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	15,249	14,569
Additional paid–in capital	159,747	159,749
Other comprehensive income (loss)	(1)	(1)
Accumulated deficit	(179,606)	(179,411)

Total stockholders’ deficit	(4,611)	(5,094)

Total liabilities and stockholders’ deficit	$2,201	$2,331

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$135	$59	$398	$190

Operating costs and expenses:
Cost of product sales	149	40	328	84
Research and development expenses	67	36	141	120
Selling, general and administrative expenses (non-cash of ($7) and ($2) for the three and six months ended June 30, 2011, respectively, and non-cash of ($54) and ($38) for the three and six months ended June 30, 2010 respectively)	205	210	454	486

Total operating expenses	421	286	923	690

Loss from operations	(286)	(227)	(525)	(500)

Interest expense, net (non-cash expense of $30 and $61 for the three and six months ended June 30, 2011, respectively, and non-cash expense of $146 and $294 for the three and six months ended June 30, 2010, respectively)	(30)	(242)	(61)	(484)

Other income, net	22	15	213	18

Loss before income taxes	(294)	(454)	(373)	(966)

Benefit (provision) for income taxes	(2)	-	178	-

Net loss from continuing operations	(296)	(454)	(195)	(966)

Net loss attributible to Calypte from discontinued operations	-	(117)	-	(136)

Net loss attributible to noncontrolling interest from discontinued operations	-	(115)	-	(131)

Net loss	$(296)	$(686)	$(195)	$(1,233)

Net loss per share from continuing operations	(0.001)	(0.001)	(0.000)	(0.002)

Net loss per share attributible to Calypte from discontinued operations	-	(0.000)	-	(0.001)

Net loss per share (basic and diluted)	$(0.001)	$(0.001)	$(0.000)	$(0.003)

Weighted average shares used to compute net loss per share (basic and diluted)	547,826	477,344	543,849	471,905

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(195)	$(1,102)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	109	215
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	60	60
Stock-based employee compensation expense	(2)	(38)
Loss on disposition of equipment	-	1
Loss attributed to noncontrolling interest in discontinued operations	-	(131)
Changes in operating assets and liabilities:
Accounts receivable	(18)	6
Inventory	129	(103)
Prepaid expenses and other current assets	6	(15)
Accounts payable, accrued expenses and other current liabilities	(170)	656

Net cash used in operating activities	(81)	(451)

Cash flows from financing activities:
Principal payments on notes payable	(15)	(16)
Proceeds from shareholder advances	192	350

Net cash provided by financing activities	177	334

Net increase (decrease) in cash and cash equivalents	96	(117)

Effect of foreign currency exchange rates on cash	-	(4)

Cash and cash equivalents at beginning of period	79	176

Cash and cash equivalents at end of period	$175	$55

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010

Supplemental disclosure of cash flow activities:
Cash paid for interest	$-	$190

Supplemental disclosure of noncash activities:
Conversion of advances from related party	$680	$-
Conversion of accrued interest into notes payable	$-	$128

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

(1)	The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003. Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 8,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in Russia, India and China as well as a number of key countries in Africa, Southeast Asia and the Middle East. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

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

During the second quarter of 2011, we incurred a net loss of $0.3 million.  At June 30, 2011, we had a working capital deficit of $2.8 million and our stockholders’ deficit was $4.6 million.  Our cash balance at June 30, 2011 was $0.2 million.

A private investor advanced $100,000 to us during the second quarter of 2011.  Subsequent to June 30, 2011 and through October 14, we have received an additional $110,000 in shareholder advances in anticipation of entering into future subscription agreements. We are using the proceeds of these investments for general working capital purposes.

As announced in March 2011, we successfully completed internal trials of our new AWARETM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these promising results, we have contacted the Food and Drug Administration (FDA) and started the process to conduct clinical trials. Subsequent to the balance sheet date, in October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to complete the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of June 30, 2011 and the consolidated results of our operations and our consolidated cash flows for the three and six month period ended June 30, 2011.  The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on May 27, 2011.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

AwareTM BEDTM HIV-1 Incidence Test	$54	$36	$240	$122
AwareTM Rapid HIV diagnostic tests	28	21	52	65
All other	15	2	27	3

Revenue from product sales	$97	$59	$319	$190

Revenue from raw material sourcing	$38	-	$79	$-

Total Revenue	$135	59	$398	$190

Sales to international customers accounted for approximately 79% and 69% of our revenues in the second quarter of 2011 and 2010, respectively.  Four customers accounted for approximately 76% of our second quarter 2011 revenue.  Four customers accounted for approximately 73% of our second quarter 2010 revenue.

International sales accounted for approximately 79% and 67% of our revenues for the six months ended June 30 of 2011 and 2010, respectively. Four customers accounted for approximately 60% of our revenue for the six months ended June 30, 2011. Five customers accounted for approximately 57% of our revenue for the six months ended June 30, 2010.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 6,175,001 shares and 12,310,936 shares were excluded from the computation of loss per share for the three and six month periods ended June 30, 2011 and 2010, respectively, as their effect are anti-dilutive.  The computation of loss per share also excludes 200,157,439 shares issuable upon the conversion of 8% Convertible Notes, including 8% Convertible Notes issued in payment of interest, and 7% Notes issued under the Marr Credit Facility for the three and six month periods ended June 30, 2010, as their effect is also anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the second quarter 2011 financial statements presentation.

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

In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Discontinued operations from the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$-	$12	$-	$15

Operating costs and expenses:
Cost of product sales	-	3	-	4
Research and development expenses	-	-	-	-
Selling, general and administrative expenses	-	126	-	147

Total operating expenses	-	129	-	151

Loss from operations	-	(117)	-	(136)

Interest expense, net	-	-	-	-
Other income, net	-	-	-	-

Net loss attributible to Calypte from discontinued operations	$-	$(117)	$-	$(136)

(4)	Inventory

Inventory as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$119	$188
Work-in-process	14	16
Finished goods	2	60

Total inventory	$135	$264

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Trade accounts payable	$1,299	$1,305
Accrued royalties	240	202
Accrued salary and vacation pay	47	42
Accrued interest	21	16
Accrued audit, legal and consulting expenses	117	160
Accrued liabilities of legacy business	190	190
Other	90	56

Total accounts payable and accrued expenses	$2,004	$1,971

(6)            Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2011 (in thousands):

	Balance		Conversion		Balance
	12/31/10	Additions	to Equity	Repayments	6/30/11
Current Notes and Debentures

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable –
Morningtown	$57	$-	$-	$(16)	$41

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

Interest Expense

The table below summarizes the components of interest expense for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(96)	$-	$(190)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(115)	-	(231)
Accrued interest on 4% Note Payable	-	(1)	(1)	(3)
Amortization of discounts associated with March 2007 extension and December 2007 restuctructuring of 8% convertible notes and Marr Credit Facility notes	-	-	-	-
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)	(60)	(60)
A preferred stock

Total non-cash items	(30)	(146)	(61)	(294)

Total interest expense	$(30)	$(242)	(61)	(484)

(7)	Stockholders’ Deficit

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

From January 1 through June 30, 2011, Mr. Khidasheli advanced $192,000 to the Company in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

Warrants

At June 30, 2011, we had warrants outstanding to purchase an aggregate of 3,125,001 shares of our common stock at a weighted average price of $0.078 per share, as summarized in the following table:

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

We did not grant any options to employees or members of our Board of Directors during the first or second quarters of 2011 or 2010. Under the provisions of ASC 718, we have recorded approximately ($2,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the six months ended June 30, 2011.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2010 through June 30, 2011:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2010	3,050,000	$0.112	6.37	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at June 30, 2011	3,050,000	$0.112	6.37	$0

Options vested and exercisable at December 31, 2010	3,050,000	$0.112	6.37	$0

Options vested and exercisable at June 30, 2011	3,050,000	$0.112	6.37	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At June 30, 2011, the market price of our stock was $0.022 per share, and none of our options were in-the-money.  No options were exercised in the six month period ending June 30, 2011.

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	3,000,000	6.41	$0.110	3,000,000	$0.110
$0.23	50,000	3.82	$0.230	50,000	$0.230

	3,050,000	6.37	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the six month periods ended June 30, 2011 and 2010, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(9)	Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled. As of June 30, 2011, the common stock had not yet been issued and we have recorded a liability to related party in our consolidated balance sheet for $914,000. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests. This registration has now been approved (see note 10). Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr two times in the second quarter of 2011, and recorded $ 38,000 of revenue from raw material sourcing.  During the second quarter of 2011, we provided technical support to Beijing Marr and recognized $6,716 in deferred revenue related to this support.

From January 1 through October 14, 2011, one investor has advanced a total of $302,000 to the Company.  These advances are intended for future subscription agreements.

(10)	Subsequent Events

Subsequent to June 30, 2011 and through the date of this filing, we have received an aggregate of $110,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

In July 2011, the Chinese government approved the Debt Agreement and the Equity Transfer Agreement we entered into with Marr and Kangplus (see note 9).

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to complete the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

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

Overview

During the second quarter of 2011, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AWARETM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. As discussed in Note 10 "Subsequent Events" in the financial statements, on October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to complete the FDA approval procedures for our new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

During the second quarter of 2011, we saw a 129% increase in revenue, compared to the second quarter of 2010.  We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.  We also continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests, and saw our second quarter sales of that product increase 44% from the same period of 2010.

Outlook

We believe the demand for fast, easy-to-use HIV tests is strong and growing. By many accounts, governments are requiring more testing for HIV and allocating more funds to such testing, and non-governmental organizations and charities have increased their funding for HIV testing too.  Although we believe that we will be able to increase market acceptance of our products and our market position, there are external factors that could adversely affect demand for our products, including global economic conditions that affect funding for HIV testing and national policies regarding HIV testing adopted by foreign governments.

Management believes that we have the ability to sustain our operations, at least for the near-term.  We were able to secure the investment outlined in the MoU, dated October 10, 2011, which was a critical milestone allowing us to move forward with the FDA clinical trials of our AWARETM 2 product that has the potential to significantly improve HIV testing and early diagnosis.  Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

In order to accomplish our business plan and meet our financial obligations, we must:

•	Reduce accounts payable and other debt and associated fixed costs.
•	Increase marketing and sales of our current products through our distribution network.
•	Conduct a successful clinical trial for our AWARETM 2 product.

As 2011 continues, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AWARETM 2 and keeping our operating costs low.

Financial Considerations

Our consolidated operating cash burn for the first six months of 2011 was approximately $81,000, compared to $451,000 in the first six months of 2010.  Our focus in the second quarter of 2011 was on keeping a minimal level of operations and to make incremental progress on new products as well as continuing to successfully produce new batches of our existing products.

During the first six months of 2011, we incurred a net loss of $195,000.  At June 30, 2011, we had a working capital deficit of $2.8 million, and our stockholders’ deficit was $4.6 million.  Our cash balance at June 30, 2011 was approximately $175,000. We received $110,000 in additional advances from one investor after June 30, 2011.

We currently have 800,000,000 shares of common stock authorized, of which approximately 763,720,130 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the June 30, 2011 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not changed materially since year-end.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total revenues	$135	$59	$398	$190
Cost of product sales	149	40	328	84

Gross Margin	(14)	19	70	106

Operating expenses:
Research and development	67	36	141	120
Selling, general and administrative	205	210	454	486

Total operating expenses	272	246	595	606

Loss from operations	(286)	(227)	(525)	(500)

Interest expense, net	(30)	(242)	(61)	(484)
Other income, net	22	15	213	18
Benefit (provision) for income taxes	(2)	-	178	-

Net loss from continuing operations	$(296)	$(454)	$(195)	$(966)

Net loss attributable to Calypte from discontinued operations	-	(117)	-	(136)

Net loss attributable to noncontrolling interest from discontinued operations	-	(115)	-	(131)

Net loss	$(296)	$(686)	$(195)	$(1,233)

Quarter ended June 30, 2011 and 2010

Our revenue from continuing operations for the second quarter of 2011 totaled $135,000 compared with $59,000 for the second quarter of 2010, an increase of $76,000.  This increase was due to increased sales of raw materials to Beijing Marr as well as increased AwareTM BED Incidence Test and AwareTM OMT HIV-1/2 rapid test sales. Sales of our AwareTM BED Incidence Test accounted for 40% of our sales in the second quarter of 2011, compared with 60% in the second quarter of 2010.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM OMT HIV-1/2 rapid tests accounted for 21% and 35% of our sales in the second quarter of 2011 and 2010, respectively.  Second quarter 2011 revenues from the sale of our rapid tests increased by 33% compared with rapid test revenues in the second quarter of 2010.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of (10%) in the second quarter of 2011 and 32% in the second quarter of 2010. The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  In the second quarter of 2011 we recorded a $23,000 inventory allowance, compared to zero inventory allowance in the second quarter of 2010.

Research and development costs increased by $31,000, from $36,000 in the second quarter of 2010 to $67,000 in the second quarter of 2011, as we continue to ramp our research and development department back up.  Research and development costs consist of salary and benefits as well as consulting and clinical investigation expenses.

Selling, general and administrative costs of our continuing operations decreased by $5,000, or 2%, from $210,000 in the second quarter of 2010 to $205,000 in the second quarter of 2011.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended June 30,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(96)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(115)
Accrued interest on 4% Note Payable	-	(1)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)
A preferred stock

Total non-cash items	(30)	(146)

Total interest expense	$(30)	$(242)

We recorded net interest expense of $30,000 for the second quarter of 2011 compared with $242,000 of net interest expense in the second quarter of 2010.  The decreased expense in 2011 resulted from the Marr and SF Capital debt restructuring in July 2010, in which convertible notes held by Marr and SF Capital were converted to common stock or cancelled.

Our loss from continuing operations for the second quarter of 2011 of $296,000, reflects a reduction of 35% compared with the loss of $454,000 reported for the second quarter of 2010.

Six Months Ended June 30, 2011 and 2010

Our revenue from continuing operations for the six month period ended June 30, 2011 totaled $398,000 compared with $190,000 for the six month period ended June 30, 2010, an increase of $208,000, or 109%. Sales of our BED Incidence Test accounted for 60% of our sales in the first six months of 2011, compared with 64% in the first six months of 2010.  Revenue from sales of the BED Incidence Test increased by 95% in 2011 compared with 2010, primarily due to our efforts to recapture market share from a competitor.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 13% and 34% of our sales in the first six months of 2011 and 2010, respectively.  First six month 2011 revenues from the sale of our rapid tests increased by 21% compared with rapid test revenues in the first six months of 2010.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of 18% and 56% of sales in the six month periods ended June 30, 2011 and 2010, respectively. The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In the first six months of 2011, we recorded $58,000 in inventory allowances, compared to zero inventory allowances in the first six months of 2010.

Research and development costs increased by $21,000, from $120,000 in the first six months of 2010 to $141,000 in the first six months of 2011, as we continue to ramp our research and development department back up.  Research and development costs consist of salary and benefits as well as consulting and clinical investigation expenses.

Selling, general and administrative costs of our continuing operations decreased by $32,000, or 7%, from $486,000 in the first six months of 2010 to $454,000 in the first six months of 2011.

The following table summarizes the components of interest expense (in thousands):

	Six Months ended June 30,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(190)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(231)
Accrued interest on 4% Note Payable	(1)	(3)
Expense attributable to dividends on mandatorily redeemable Series	(60)	(60)
A preferred stock

Total non-cash items	(61)	(294)

Total interest expense	(61)	(484)

We recorded net interest expense of $61,000 for the six month period ended June 30, 2011 compared with $484,000 of net interest expense in the six month period ended June 30, 2010.  As described above, the decreased expense in 2011 resulted from the Marr and SF Capital debt restructuring in July 2010, in which convertible notes held by Marr and SF Capital were converted to common stock or cancelled.

We recorded other income of $213,000 for the six month period ended June 30, 2011 compared with $18,000 of other income in the six month period ended June 30, 2010.  This increase was primarily due to a grant awarded the Company under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program, in which the final $171,147 was received in February 2011.

The $178,000 tax benefit for the first six months of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

Our loss from continuing operations for the six month period ended June 30, 2011, at $195,000, reflects a reduction of 80% compared with the loss of $966,000 for the six month period ended June 30, 2010.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to need to continue to devote substantial capital resources to running our business, reduction or restructuring of our trade payables and implementing our business plan.  As discussed below, we have entered into a memorandum of understanding providing for $1 million in private financing through 2012.  Based on our current forecasts and assumptions we believe that our existing cash and cash equivalents plus the $1 million in private financing discussed below are sufficient to meet our anticipated cash needs for working capital for the next twelve months.  Should this financing not materialize as planned, our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for working capital for the next twelve months. Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the six months ended June 30, 2011 and 2010 we used cash of $81,000 and $451,000, respectively, in our operating activities.  In the periods ended June 30, 2011 and 2010, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the six months ended June 30, 2011, we generated $177,000 from financing activities compared to $334,000 generated from financing activities during the six months ended June 30, 2010. The funds generated from financing activities in both 2011 and 2010, were primarily the result of advances from shareholders.

Subsequent to June 30, 2011 and through the date of this filing, we have received an aggregate of $110,000 in advances from existing investors in anticipation of entering into future subscription agreements. We are using the proceeds of these investments for general working capital purposes.

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to complete the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

Item 6.  Exhibits

  (a)   Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: November 29, 2011	By:	/s/ Adel Karas
Adel Karas President, Chief Executive Officer, Chief Financial Officer and Secretary