Form 10-Q
period 2011-09-30
CALYPTE BIOMEDICAL CORP
filed 2012-01-27
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 547,826,416 shares of common stock outstanding as of January 27, 2012.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$73	$79
Accounts receivable	2	21
Inventory, net of allowance of $21 at September 30, 2011 and $0 at December 31, 2010	168	264
Prepaid expenses	80	39
Total current assets	323	403

Property and equipment, net of accumulated depreciation of $368 and $345 at September 30, 2011 and December 31, 2010, respectively	46	68
Intangible assets, net of accumulated amortization of $821 and $940 at September 30, 2011 and December 31, 2010, respectively	1,710	1,843
Other assets	17	17
Total assets	$2,096	$2,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,050	$1,971
Advances from shareholder	252	680
Liability with related party	914	914
Income tax liability	-	180
4% Note payable, including accrued interest of $5 and $4 at September 30, 2011 and December 31, 2010, respectively	47	61
12% Convertible debentures payable	60	60
Deferred revenue	-	23
Total current liabilities	3,323	3,889

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2011 and December 31, 2010; 100,000 shares issued and outstanding at September 30,2011 and December 31, 2010; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,626	3,536
Total liabilities	6,949	7,425

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2011 and December 31, 2010; 547,826,416 and 525,159,750 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	15,249	14,569
Additional paid–in capital	159,747	159,749
Other comprehensive loss	(1)	(1)
Accumulated deficit	(179,848)	(179,411)
Total stockholders’ deficit	(4,853)	(5,094)
Total liabilities and stockholders’ deficit	$2,096	$2,331

See accompanying notes to condensed consolidated financial statements.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Product sales	$107	$124	$505	$314

Operating costs and expenses:
Cost of product sales	27	77	355	162
Research and development expenses	85	69	226	189
Selling, general and administrative expenses	213	253	667	739
Total operating expenses	325	399	1,248	1,090
Loss from operations	(218)	(275)	(743)	(776)

Interest expense, net (non-cash expense of $30 and $91 for the three and nine months ended September 30, 2011, respectively, and non-cash expense of $31 and $325 for the three and nine months ended September 30, 2010, respectively)	(30)	(31)	(91)	(515)
Gain on transfer of assets	-	2,289	-	2,289
Gain on restructuring of notes	-	8,500	-	8,500
Other income, net	6	5	219	24

Net income (loss) before income taxes	(242)	10,488	(615)	9,522

Benefit for income taxes	-	-	178	-

Net income (loss) from continuing operations	(242)	10,488	(437)	9,522

Net loss attributable to Calypte from discontinued operations	-	-	-	(136)

Net loss attributable to noncontrolling interest from discontinued operations	-	-	-	(131)

Net income (loss)	$(242)	$10,488	$(437)	$9,255

Net income (loss) per share from continuing operations	(0.000)	0.021	(0.001)	0.020

Net loss per share attributable to Calypte from discontinued operations	-	-	-	(0.001)

Net income (loss) per share (basic and diluted)	(0.000)	0.021	(0.001)	0.019

Weighted average shares used to compute net loss per share (basic and diluted)	547,826	492,573	545,189	478,870

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (in thousands)
 (Unaudited)

	Nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(437)	$9,522
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	156	190
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	90	90
Gains from note restructuring and asset transfer	-	(10,789)
Stock-based employee compensation expense	(2)	(36)
Loss on disposition of equipment	-	26
Loss attributed to noncontrolling interest in discontinued operations	-	(131)
Changes in operating assets and liabilities:
Accounts receivable	19	4
Inventory	96	(78)
Prepaid expenses and other current assets	(41)	(19)
Accounts payable, accrued expenses and other current liabilities	(124)	592
Net cash used in operating activities	(243)	(629)

Cash flows from investing activities:
Purchases of equipment	-	(34)
Net cash used in investing activities	-	(34)

Cash flows from financing activities:
Principal payments on notes payable	(15)	(16)
Proceeds from shareholder advances	252	550
Net cash provided by financing activities	237	534

Change in cash and cash equivalents	(6)	(129)

Cash and cash equivalents at beginning of period	79	160

Cash and cash equivalents at end of period	$73	$31

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
 (in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010

Supplemental disclosure of cash flow activities:
Cash paid for interest	$-	$190

Supplemental disclosure of noncash activities:
Conversion of advances from related party	$680	$-
Conversion of notes payable into common stock	$-	$1,291

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

During the third quarter of 2011, we incurred a net loss of $0.2 million.  At September 30, 2011, we had a working capital deficit of $3.0 million and our stockholders’ deficit was $4.9 million.  Our cash balance at September 30, 2011 was $0.1 million.

A private investor advanced $60,000 to us during the third quarter of 2011.  Subsequent to September 30, 2011 and through January 27, 2012, we have received an additional $245,000 in shareholder advances in anticipation of entering into future subscription agreements. We are using the proceeds of these investments for general working capital purposes.

As announced in March 2011, we successfully completed internal trials of our new AWARETM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these promising results, we have contacted the Food and Drug Administration (FDA) and started the process to conduct clinical trials. Subsequent to the balance sheet date, in October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of September 30, 2011 and the consolidated results of our operations and our consolidated cash flows for the three and nine month period ended September 30, 2011.  The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on May 27, 2011.

Certain information in footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to the rules and regulations of the SEC.  The data disclosed in these condensed consolidated financial statements and in the related notes is unaudited.

(2)     Significant Accounting Policies

Impairment of Long-Lived Assets

Long-lived assets are comprised of property and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At least annually, we compare an estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, to the carrying value to determine whether impairment exists.  If an asset is determined to be impaired, we measure the loss based on quoted market prices in active markets, if available.  If quoted market prices are not available, we estimate the fair value based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis.  We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

AwareTM BEDTM HIV-1 Incidence Test	$(2)	$78	$238	$201
AwareTM Rapid HIV diagnostic tests	41	44	94	88
All other	12	3	39	27
Revenue from product sales	$51	$125	$371	$316

Revenue from raw material sourcing	$56	$-	$134	$-

Total Revenue	$107	125	$505	$316

Sales to international customers accounted for approximately 93% and 58% of our revenues in the third quarter of 2011 and 2010, respectively.  Three customers accounted for approximately 99% of our third quarter 2011 revenue.  Four customers accounted for approximately 69% of our third quarter 2010 revenue.

International sales accounted for approximately 82% and 60% of our revenues for the nine months ended September 30 of 2011 and 2010, respectively. Four customers accounted for approximately 66% of our revenue for the nine months ended September 30, 2011. Five customers accounted for approximately 58% of our revenue for the nine months ended September 30, 2010.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 6,175,001 shares were excluded from the computation of loss per share for the three and nine month periods ended September 30, 2011 and 2010, as their effect are anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the third quarter 2011 financial statements presentation.

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

Discontinued operations from the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$-	$-	$-	$15

Operating costs and expenses:
Cost of product sales	-	-	-	4
Selling, general and administrative expenses	-	-	-	147
Total operating expenses	-	-	-	151
Loss from operations	-	-	-	(136)
Net loss attributable to Calypte from discontinued operations	$-	$-	$-	$(136)

(4)     Inventory

Inventory as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$130	$188
Work-in-process	4	16
Finished goods	34	60
Total inventory	$168	$264

(5)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Trade accounts payable	$1,292	$1,305
Accrued royalties	210	202
Accrued salary and vacation pay	42	42
Accrued interest	21	16
Accrued audit, legal and consulting expenses	139	160
Accrued liabilities of legacy business	190	190
Other	156	56

Total accounts payable and accrued expenses	$2,050	$1,971

(6)            Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2011 (in thousands):

	Balance 12/31/10	Additions	Conversion to Equity	Repayments	Balance 9/30/11
Current Notes and Debentures

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable – Morningtown	$57	$-	$-	$(16)	$41

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

Interest Expense

The table below summarizes the components of interest expense for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Interest expense on debt instruments paid or payable in cash	$-	$-	$-	$(190)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	-	-	(231)
Accrued interest on 4% Note Payable	-	(1)	(1)	(4)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)	(90)	(90)
A preferred stock
Total non-cash items	(30)	(31)	(91)	(325)
Total interest expense	$(30)	$(31)	(91)	(515)

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

From January 1 through September 30, 2011, Mr. Khidasheli advanced $252,000 to the Company in anticipation of entering into future subscription agreements.  We are using the proceeds of these investments for general working capital purposes.

Warrants

At September 30, 2011, we had warrants outstanding to purchase an aggregate of 3,125,001 shares of our common stock at a weighted average price of $0.078 per share, as summarized in the following table:

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

We did not grant any options to employees or members of our Board of Directors during the first three quarters of 2011 or 2010. Under the provisions of ASC 718, we have recorded approximately ($2,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the nine months ended September 30, 2011.  We have assumed an annual pre-vesting forfeiture rate of 7.75% in determining our stock compensation expense. In determining the inputs to the Black-Scholes option valuation model, we have assumed a dividend yield of zero since we have never paid cash dividends and have no present intention to do so.  We estimate volatility based upon the historical volatility of our common stock over a period generally commensurate with the expected life of the options.  We determine the risk-free interest rate based on the quoted U.S. Treasury Constant Maturity Rate for a security having a comparable term at the time of the grant.  To date, we have calculated the expected term of option grants using the simplified method prescribed by SEC Staff Accounting Bulletin 107 for “plain vanilla” options.  We have historically granted options having a ten year contractual term to our employees and directors.

The following table summarizes option activity for all of our stock option plans from December 31, 2010 through September 30, 2011:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2010	3,050,000	$0.112	6.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-
Options outstanding at September 30, 2011	3,050,000	$0.112	6.12	$0
Options vested and exercisable at December 31, 2010	3,050,000	$0.112	6.87	$0
Options vested and exercisable at September 30, 2011	3,050,000	$0.112	6.12	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At September 30, 2011, the market price of our stock was $0.015 per share, and none of our options were in-the-money.  No options were exercised in the nine month period ending September 30, 2011.

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	3,000,000	6.16	$0.110	3,000,000	$0.110
$0.23	50,000	3.57	$0.230	50,000	$0.230
	3,050,000	6.12	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the nine month periods ended September 30, 2011 and 2010, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(9)     Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing and Beijing Marr. In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus. Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled. As of September 30, 2011, the common stock had not yet been issued and we have recorded a liability to related party in our consolidated balance sheet for $914,000. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests. This registration has now been approved. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We did not purchase any raw materials for Beijing Marr in the third quarter of 2011.

From January 1, 2011 through January 27, 2012, one investor has advanced a total of $497,000 to the Company.  These advances are intended for future subscription agreements.

(10)    Subsequent Events

Subsequent to September 30, 2011 and through the date of this filing, we have received an aggregate of $245,000 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of  these investments for general working capital purposes.
In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

We have evaluated all other subsequent events through the date of this filing, and determined that there are no other material recognized or unrecognized subsequent events.

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

Overview

During the third quarter of 2011, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AWARETM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. As discussed in Note 10 "Subsequent Events" in the financial statements, on October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for our new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.  Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AWARETM 2 product.

During the third quarter of 2011, we saw a 14% decrease in revenue, compared to the third quarter of 2010.  For the nine months ended September 30, 2011, we saw a 61% increase in revenue, compared to the same period in 2010.  We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.  We also continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests, and recognized $41,325 of related revenue in the third quarter of 2011, a 7% decrease from the same period of 2010.

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

In 2012, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AWARETM 2 and keeping our operating costs low.

Financial Considerations

Our consolidated operating cash burn for the first nine months of 2011 was approximately $243,000, compared to $629,000 in the first nine months of 2010.  Our focus in the third quarter of 2011 was on keeping a minimal level of operations and making incremental progress on new products as well as continuing to successfully produce new batches of our existing products.

During the first nine months of 2011, we incurred a net loss of $437,000.  At September 30, 2011, we had a working capital deficit of $3.0 million, and our stockholders’ deficit was $4.9 million.  Our cash balance at September 30, 2011 was approximately $73,000. We received $245,000 in additional advances from one investor after September 30, 2011.

We currently have 800,000,000 shares of common stock authorized, of which approximately 765,720,130 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the September 30, 2011 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets.  Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase.  We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not changed materially up to January 27, 2012.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total revenues	$107	$124	$505	$314
Cost of product sales	27	77	355	162
Gross Margin	80	47	150	152

Operating expenses:
Research and development	85	69	226	189
Selling, general and administrative	213	253	667	739
Total operating expenses	298	322	893	928

Loss from operations	(218)	(275)	(743)	(776)

Interest expense, net	(30)	(31)	(91)	(515)
Other income, net	6	10,794	219	10,813
Benefit for income taxes	-	-	178	-

Net income (loss) from continuing operations	$(242)	$10,488	$(437)	$9,522

Net loss attributable to Calypte from discontinued operations	-	-	-	(136)

Net loss attributable to noncontrolling interest from discontinued operations	-	-	-	(131)

Net loss	$(242)	$10,488	$(437)	$9,255

Three Months ended September 30, 2011 and 2010

Our revenue from continuing operations for the third quarter of 2011 totaled $107,000 compared with $124,000 for the third quarter of 2010, a decrease of $17,000.  This decrease was primarily due to decreased sales of our AwareTM BED Incidence Test and AwareTM OMT HIV-1/2 rapid test, offset by increased sales of raw materials to Beijing Marr.  Sales of our AwareTM BED Incidence Test accounted for (2%) of our sales in the third quarter of 2011, compared with 62% in the third quarter of 2010.  The decrease was primarily due to sales returns that occurred during the third quarter of 2011, and are expected to be replaced by sales in future quarters.  In general, such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM OMT HIV-1/2 rapid tests accounted for 38% and 35% of our sales in the third quarter of 2011 and 2010, respectively.  Third quarter 2011 revenues from the sale of our rapid tests decrease by 7% compared with rapid test revenues in the third quarter of 2010.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of 75% in the third quarter of 2011 and 38% in the third quarter of 2010. The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.

Research and development costs increased by $16,000, from $69,000 in the third quarter of 2010 to $85,000 in the third quarter of 2011, as we continue to ramp our research and development department back up.  Research and development costs consist of salary and benefits as well as consulting and clinical investigation expenses.

Selling, general and administrative costs of our continuing operations decreased by $40,000, or 16%, from $253,000 in the third quarter of 2010 to $213,000 in the third quarter of 2011.  This decrease was primarily due to reduced consulting and professional fee expenses.

The following table summarizes the components of interest expense (in thousands):

	Three Months ended September 30,
	2011	2010
Non-cash income (expense) composed of:
Accrued interest on 4% Note Payable	-	(1)
Expense attributable to dividends on mandatorily redeemable Series	(30)	(30)
A preferred stock

Total non-cash items	(30)	(31)
Total interest expense	$(30)	$(31)

We recorded net interest expense of $30,000 for the third quarter of 2011 compared with $31,000 of net interest expense in the third quarter of 2010.

Our loss from continuing operations for the third quarter of 2011 was $242,000, compared to income from continuing operations of $10,488,000 reported for the third quarter of 2010.  This decrease was primarily due to the Debt Agreement and the Equity Transfer Agreement we entered into with Marr and Kangplus in July 2010, that resulted in the gain on transfer of assets and gain on restructuring of notes totaling $10,789,000 in the third quarter of 2010.

Nine Months Ended September 30, 2011 and 2010

Our revenue from continuing operations for the nine month period ended September 30, 2011 totaled $505,000 compared with $314,000 for the nine month period ended September 30, 2010, an increase of $191,000, or 61%. Sales of our BED Incidence Test accounted for 47% of our sales in the first nine months of 2011, compared with 63% in the first nine months of 2010.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 19% and 28% of our sales in the first nine months of 2011 and 2010, respectively.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of 30% and 48% of sales in the nine month periods ended September 30, 2011 and 2010, respectively. The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In the first nine months of 2011, we recorded $58,000 in inventory allowances, compared to zero inventory allowances in the first nine months of 2010.

Research and development costs increased by $37,000, from $189,000 in the first nine months of 2010 to $226,000 in the first nine months of 2011, as we continue to ramp our research and development department back up.  Research and development costs consist of salary and benefits as well as consulting and clinical investigation expenses.

Selling, general and administrative costs of our continuing operations decreased by $72,000, or 10%, from $739,000 in the first nine months of 2010 to $667,000 in the first nine months of 2011.  This decrease was primarily due to reduced consulting expenses.

The following table summarizes the components of interest expense (in thousands):

	Nine Months ended September 30,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(190)
Non-cash income (expense) composed of:
Accrued interest on 8% Convertible Notes	-	(231)
Accrued interest on 4% Note Payable	(1)	(4)
Expense attributable to dividends on mandatorily redeemable Series	(90)	(90)
A preferred stock

Total non-cash items	(91)	(325)
Total interest expense	$(91)	$(515)

We recorded net interest expense of $91,000 for the nine month period ended September 30, 2011 compared with $515,000 of net interest expense in the nine month period ended September 30, 2010.  As described above, the decreased expense in 2011 resulted from the Marr and SF Capital debt restructuring in July 2010, in which convertible notes held by Marr and SF Capital were converted to common stock or cancelled.

We recorded other income of $219,000 for the nine month period ended September 30, 2011 primarily due to a grant awarded the Company under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program, under which we received the final $171,147 in February 2011.  This compared with $10.8 million of other income in the nine month period ended September 30, 2010, which consisted primarily of a gain on transfer of assets and a gain on restructuring of notes in the third quarter of 2010 in connection with the Debt Agreement and the Equity Transfer Agreement we entered into with Marr and Kangplus in July 2010.

The $178,000 tax benefit for the first nine months of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

Our loss from continuing operations for the nine month period ended September 30, 2011was $437,000, compared to income from continuing operations of $9.5 million reported for the nine month period ended September 30, 2010.  This decrease was primarily related to the gain that resulted from the Debt Agreement and the Equity Transfer Agreement we entered into with Marr and Kangplus in July 2010.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect to continue to devote substantial capital resources to running our business, reduction or restructuring of our trade payables and implementing our business plan.  As discussed below, we have entered into a memorandum of understanding for $1 million in private financing through 2012.  Based on our current forecasts and assumptions we believe that our existing cash and cash equivalents plus this $1 million in private financing will be sufficient to meet our anticipated cash needs for working capital for the next twelve months.  Should this financing not materialize as planned, however, our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for working capital for the next twelve months.  Moreover, based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AWARETM 2 product.  Given the state of the Company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the nine months ended September 30, 2011 and 2010 we used cash of $243,000 and $629,000, respectively, in our operating activities.  In the periods ended September 30, 2011 and 2010, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the nine months ended September 30, 2011, we generated $237,000 from financing activities compared to $534,000 generated from financing activities during the nine months ended September 30, 2010. The funds generated from financing activities in both 2011 and 2010, were primarily the result of advances from shareholders.

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AWARETM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

Subsequent to September 30, 2011 and through the date of this filing, we have received an aggregate of $245,000 in advances from one of our investors, representing a portion of the funds committed pursuant to the MOU. We are using the proceeds of these investments for general working capital purposes.

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: January 27, 2012	By:	/s/ Adel Karas
Adel Karas
President, Chief Executive Officer, Chief Financial Officer and Secretary