Form 10-K
period 2011-12-31
CALYPTE BIOMEDICAL CORP
filed 2012-03-22
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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
Large accelerated filer  ☐                                                              Accelerated Filer ☐
Non-accelerated filer    ☐                                                              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non–affiliates of the registrant as of June 30, 2011 was approximately $11,964,077 based on the $0.022 per share closing price reported for such date on the OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of March 22, 2012 was 700,168,157.

CALYPTE BIOMEDICAL CORPORATION
FORM 10-K

PART I

Item 1. Business.

The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we began developing in 2003. Our emphasis has been the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 9,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in Russia, India and China as well as a number of key countries in Africa, Southeast Asia and the Middle East. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

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

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved, and the Shares were issued in March 2012. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

As announced in March 2011, we successfully completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these results, we have contacted the Food and Drug Administration (FDA) and started the process to conduct clinical trials and apply for Premarket Approval.

Requirements of Additional Capital and Business Plan

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

We currently have 800,000,000 shares of common stock authorized, of which approximately 770,053,463 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In order to accomplish our business plan and meet our financial obligations, we must:

•	Reduce accounts payable and other debt and associated fixed costs.
•	Increase marketing and sales of our current products through our distribution network.
•	Obtain FDA clearance for our AwareTM 2 product.

In 2012, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning and executing the clinical and pre-clinical trials of AwareTM 2, and keeping our operating costs low.

Our Products

Our product line includes our AwareTM line of low cost rapid tests, our AwareTM HIV-1 BED Incidence test and our Aware MessengerTM specimen collection device.  At present, our rapid tests are designed for use in international markets.  We plan to introduce rapid tests for the domestic market in the future; this plan includes AwareTM 2.

The AwareTM Rapid Test Product Line

Our HIV-1/2 rapid tests are based on lateral flow immunochromatography technology and are used to detect antibodies to HIV-1 and HIV Type 2 ("HIV-2") in oral mucosal transudate ("OMT"), also called "oral fluid".  Rapid tests provide results in 20 minutes or less, which reduces patient anxiety and increases both return-of-results and linkage to care (Because of the inherent delay, a large proportion of laboratory testing clients do not receive their test results.)  Rapid tests are particularly suitable for point-of-care testing in both the professional sector and in the over-the-counter ("OTC") market, especially in developing countries which may lack the medical infrastructure to support laboratory based testing.

Our AwareTM line of low cost rapid tests are especially suited to address the needs of developing world markets in Africa and parts of Southeast Asia, as well as the Middle East and Eastern Europe.  We have developed our AwareTM line of low cost rapid tests in a simple, easy to use format suitable for use in point of care settings in remote locations.  We have developed rapid tests for the detection of antibodies to HIV-1 and HIV-2 that can use oral fluid, blood or urine as a specimen sample, but we currently manufacture and sell only the oral fluid rapid tests.  We are primarily concentrating on introducing our oral fluid rapid tests into international markets.

Our current AwareTM line includes the following products:

AwareTM HIV-1/2 OMT (Oral fluid) PRO (Professional)

We developed the AwareTM HIV-1/2 OMT test to address the drawbacks of blood testing. We believe this test is ideally suited to clinical or professional settings in the developing world.  Although the range of other assays that can presently be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using blood or other sample media which may support a wider range of tests.  Evaluations suggest that the accuracy of our OMT test is only slightly lower than laboratory blood tests and on a par with the best rapid blood tests.  The strengths of the AwareTM HIV-1/2 OMT test are:

•
It has a true IgG control line that indicates not only that the device is functional but that a human sample has been added (some assays feature a control line that appears even if the correct sample is not added)

•	Kit packaging is designed to permit multiple users to use the kit simultaneously
•
Unlike its primary competitor, the AwareTM OMT sample preparation step produces surplus sample, which can be used to repeat the test, or to perform a confirmatory assay such as an oral fluid Western Blot test or a second rapid oral fluid test

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

HIV-1 BED Incidence EIA

The HIV-1 BED Incidence EIA Test, recently re-named the AwareTM BEDTM HIV-1 Incidence Test (the “Incidence Test”), is designed to estimate the rate of new HIV infections in a population by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months).  Under a license from the CDC, we have the right to market this test worldwide.  The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC.  We also market a control kit that contains materials required to use the Incidence Test for testing dried blood, serum or plasma spots.

We believe that the capability of this test is significant because a critical element of reducing HIV transmission rates is identifying where new infections are occurring and instituting prevention programs accordingly.  The Incidence Test is useful as an epidemiological measurement tool to track the expansion of HIV infection into susceptible populations, which will allow public health agencies to more efficiently use their resources by focusing their prevention efforts on those groups having the greatest need.  Incidence estimates help determine the effectiveness of prevention programs from both a disease spread and financial resource perspective and allow managers to evaluate areas appropriate for alternative therapeutic media, such as vaccine trials.

Aware MessengerTM Oral Fluid Sample Collection Device

Our Aware Messenger™ oral fluid collection device is intended for the collection, stabilization, and transport of an oral fluid specimen to be used for the detection of specific antibodies or other substances.  Aware Messenger™ specimens may be tested with conventional laboratory-based immunoassays (e.g. ELISA) enabling high-throughput batch testing, automation, quantitative results, and lower costs.  Oral fluid specimens collected with this device are easily obtained and have been shown to yield high quality samples rich in various analytes representative of those found in blood.  This device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test.  The device can be used to collect oral fluid analytes for not only HIV antibodies, but also other screening application such as cotinine (a metabolite of nicotine indicative of smoking) and cocaine.  Our initial target for this product is for research use and to reference laboratories in the life insurance risk assessment market having the capability to self-validate assays employing the device.  We envision that many blood tests can be optimized for use with the Aware Messenger™ device, potentially providing a much larger market for this product.

New Products

AwareTM 2

Our current AwareTM product line is a rapid testing solution that is well suited for developing countries.  However, in the U.S. and other developed countries, a cassette-enclosed format may be more acceptable.  We plan to introduce the AwareTM 2 product line for these markets using such a format.

The AwareTM 2 line provides a cassette-housed strip in a unique two-step platform that we have licensed from Ani Biotech Oy (the “Ani Platform”).  This license and the associated technology provides us the platform and the required technology to commercially sell into the developed world markets.

There are currently no U.S. FDA-approved over-the-counter HIV tests; however an FDA advisory panel has recommended that the FDA consider an approval protocol for such a test.  We believe that OTC tests would be advantageous in the battle against HIV transmission and that a rapid test platform such as AwareTM 2 would be appropriate for use in an FDA-approved OTC application.

Potential Future Products

We believe that the Ani Platform provides us with an alternative product format having potential applicability in both the professional and OTC markets worldwide.  We are also evaluating the development of a rapid test for non-HIV applications such as the detection of syphilis.

Before we can exploit any of these opportunities, we will need to prove the viability of the Ani Platform using the AwareTM 2 HIV test.  We have a design-locked prototype which has performed extremely well in initial testing, including clinical trials in the U.S. and Africa.  We have contracted with a U.S. cGMP compliant manufacturer for production of the devices and filed an Investigational Device Exemption ("IDE") under which we plan to conduct clinical trials in the U.S. as part of our application for FDA Premarket Approval.  We are currently engaged in responding to the FDA's initial reply to our IDE, conducting technology transfer to enable production of test devices and recruiting collection sites for the clinical trials.

Our Aware MessengerTM oral fluid sample collection device is another platform on which future opportunities might build.  In addition to rapid tests for diseases other than HIV-1/2, there is the potential to enter the drug abuse testing market.  This is a multi-billion dollar global market in which oral fluid testing has several strong advantages over urine testing, including reduction of privacy concerns, immediacy of testing and resistance to sample tampering.

Marketing, Sales and Distribution

We generally rely upon local distributors to explore local market conditions, pursue sales opportunities, follow up on leads we provide, train and support local customers and assist in the regulatory approval process.  Additionally, we work with the CDC to distribute the Incidence Test in the U.S. and internationally.

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

During 2011, we focused on the following primary markets:

Africa

In Africa, we have been pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest.  Our AwareTM HIV-1/2 OMT test is currently approved in South Africa, Cote d’Ivoire, Kenya, and Uganda.  We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then.  We have focused our marketing activity mostly in Kenya, Uganda and South Africa during 2011.  We have received favorable responses from the Kenyan government.  We have abandoned the registration efforts in other African countries.

Middle East

In the Middle East we have product approval in Iraq and U.A.E.  In 2009, we terminated our relationship with the prior distributor in U.A.E.  In 2011, we focused on finding suitable partners to help us grow the vast potential for oral fluid based HIV testing in the gulf countries to a significant business for Calypte. While we have had some strategic discussions with a few distributors we don’t have a definitive agreement with any of them at this time.

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

Among these manufacturers, there are a few that sell products meeting North American and Western European quality standards in developing countries.  These global players typically have an established presence in more than one geographic region and their products set the performance standard for the industry.  While these companies are primarily headquartered in Western Europe or the United States, they may manufacture in lower cost developing countries.  Their HIV rapid diagnostic tests are considered to be the quality leaders in the market, with accuracies exceeding 99%.

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

Research and Development Spending

Our product research and development spending was $0.3 million in each of 2010 and 2011.  We are slowly ramping up our R&D department, with the goal of continuing the gradual increase in spending in our R&D department as we focus on our AwareTM 2 research.

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

Synthetic Antigen (Adaltis, Inc.): In April 2004, we entered into a license and supply agreement with Adaltis, Inc. under which Adaltis supplies us with HIV-1/2 peptides.

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

Gold Sols Patent: We have been issued a U.S. patent, “One-step production of gold sols” (11/242,732), securing our rights in a proprietary method of producing colloidal gold (“gold sols”), a key reagent in our rapid tests.

Incidence Test

We initiated a technology transfer of the Incidence Test in April 2004 from the CDC (Center for Disease Control). We have a non-exclusive license for the development, manufacture and sale of the BED capture EIA.

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that utilizes the reduced labor and overhead rates typical of the regions in which we expect to sell our tests.  We have established manufacturing capabilities in the U.S. and Thailand.

Pacific Biotech

We have outsourced production of our AwareTM product line to Pacific Biotech in Thailand.  Under the terms of the contract manufacturing agreement, we pay Pacific Biotech a volume-variable price per test for assembly of AwareTM test kits. Pacific Biotech is an ISO 13485 certified manufacturing facility.

MML Diagnostics Packaging

We have outsourced production of the Incidence Test and the Aware MessengerTM oral fluid sampling device to MML in Troutdale, Oregon.  The terms of the MML agreement are similar to the Pacific Biotech agreement. MML is an FDA registered GMP and ISO compliant manufacturing facility.

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
2.	Those requiring local approvals, and possibly clinical trials; or those requiring approval in the country of manufacture; or
3.
Those that may or may not require local approvals, but that rely on “approval” from organizations such as the United States Agency for International Development (USAID) as a proxy for their own and for access to U.S. President's Emergency Plan for AIDS Relief (PEPFAR) funding.

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

We have obtained regulatory approval for our AwareTM OMT product line in the following countries as of December 2011:  China, India, Kenya, Russia, South Africa, Uganda, Iraq, Cote d’Ivoire, United Arab Emirates and Peru.

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

Employees

As of December 31, 2011, we have four full time employees and five consultants, including all of our senior management.  Our employees are not represented by a union or collective bargaining entity.  We believe our relations with our employees are good.

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

Because of our recurring operating losses and negative cash flows from operations and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2011 and 2010, we had working capital deficits of $3.2 million and $3.5 million, respectively.  Our cash on hand and existing sources of cash are insufficient to fund our cash needs over the next twelve months under our current capital structure. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We Will Need Additional Financing To Meet Our Financial Needs.

Despite our having obtained a commitment by a private investor to invest an additional $1 million pursuant to the MoU, we will continue to require additional capital in order to fund our operations and achieve positive cash flow. Our current plan is to obtain additional financing after reviewing all possible options in detail, including, but not limited to, the issuance of equity or debt securities or alliances or joint ventures with other biotechnology firms, pharmaceutical companies with biotechnology divisions or medical diagnostic companies. It may be difficult, or impossible, for us to raise additional capital because our stock price has recently been trading at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we are able to raise capital, funds raised from the issuance of additional equity securities may have a negative effect on our stockholders, such as a dilution of their percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of our current stockholders. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. If we cannot obtain additional financing, we will likely not be able to continue our operations.

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

At December 31, 2011, our domestic trade accounts payable totaled $1.3 million, of which essentially all was over 60 days past due.  Further, we currently have a number of cash-only arrangements with suppliers.  Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing.  While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor.  If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.  Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We Have Federal and State Net Operating Losses and Research and Development Credits Which May Expire Before We Can Utilize Them.

At December 31, 2011, we had federal net operating loss carryforwards of approximately $134 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership.  Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004.  After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $82 million and $9.3 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2011.  If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and research and development credit carryforwards.  Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

Since our inception of operations through December 31, 2011, we have incurred a cumulative loss of $180.1 million. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenue or profit, or if we do, that we will be able to continue earning such revenues or profit. Any economic weakness or global recession, including the current environment, may limit our ability to ultimately market our products. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Our issuance of warrants and stock options may have a negative effect on the trading price of our common stock.

We currently have a large number of stock options and warrants outstanding.  The exercise of stock options and warrants into shares of common stock could cause significant dilution to our stockholders.  In addition to the potential dilutive effect of issuing a large number of shares upon exercise of stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place significant downward pressure on the trading price of our common stock.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2011.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

We manufacture the HIV-1 BED Incidence Test under license from the CDC and that test is available for sale, but we have limited experience marketing it and sales to-date have been modest.  The CDC has issued an Information Sheet acknowledging that the assay may cause over-estimation under certain conditions and has issued revised recommendations and protocols for its use.  As a result, although we believe that the Incidence Test is a valuable technology in the fight against the spread of HIV/AIDS and expect that the process of refining its applications will continue as its use expands, there can be no assurance that the Incidence Test will achieve widespread acceptance, either in the U. S. or internationally.

We have recently introduced our Aware MessengerTM oral fluid sample collection device, have no experience marketing such a product and our financial condition has allowed us to do only limited marketing for the product at present.

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

We purchase some components from single sources, and although we believe we could obtain alternatives at competitive cost, any delay or interruption in the supply of these sole source components could have a material adverse effect on us by significantly impairing our or our contract manufacturer’s ability to manufacture products in sufficient quantities, particularly as we increase our manufacturing activities in support of commercial sales. In addition, it is possible that such changes might require further changes in our products and subject them to additional regulatory requirements and review.  Further, price increases imposed by these suppliers may result in increased costs and reduced margins to us, if we are unable to pass the increased costs on to our customers.  In addition, if our financial condition impairs our ability to pay for critical components on a timely basis, our suppliers may delay or cease selling critical components to us, which could also restrict our ability to manufacture.  We typically do not have long-term supply agreements with these suppliers, relying instead on periodic purchase orders to acquire materials with the result that suppliers could delay or decline to ship components until payment is made in advance or on a COD basis.

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

Fiscal Year	Quarter	High	Low
2011	4th	$0.022	$0.010
2011	3rd	0.029	0.012
2011	2nd	0.039	0.012
2011	1st	0.049	0.004

2010	4th	$0.009	$0.005
2010	3rd	0.009	0.005
2010	2nd	0.010	0.005
2010	1st	0.012	0.006

On December 31, 2011, there were approximately 296 holders of record of our common stock.  The closing price of our common stock on December 31, 2011 was $0.012 per share.  We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future.  We intend to retain any future earnings to provide funds for the operation and expansion of our business.

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

Overview of Critical Events in 2011

During 2011, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

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

For the year ended December 31, 2011, we saw a 30% increase in revenue, compared to the same period in 2010.  We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.  During the fiscal year of 2011, we were able to recapture some market share lost to a competitor for our AwareTM BED Incidence kits, and saw a 23% revenue increase on sales of this product compared to the fiscal year 2010.  We also continue to make fresh batches of AwareTM HIV-1/2 OMT rapid tests, but saw our fiscal year 2011 sales of that product decline 34% from the same period of 2010.

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

AwareTM  BED Incidence Test

We began selling the BED Incidence Test in the fourth quarter of 2004.  It accounted for approximately 55% and 58% of our sales in calendar years 2011 and 2010, respectively.  In absolute terms, revenue from the sale of the Incidence Test increased by approximately 23% between 2010 and 2011, as we were able to recapture some market share previously lost to a competitor.

AwareTM HIV 1/2 OMT Rapid Tests

Sales of our HIV-1/2 OMT rapid diagnostic tests accounted for approximately 15% of our revenues in 2011 compared with 30% in 2010.  In absolute terms, revenue from the sale of the rapid diagnostic tests decreased by approximately 34% between 2010 and 2011, primarily due to economic conditions, combined with the loss of one customer that elected to switch from oral fluid testing to blood testing. We expect that our future near- and medium-term revenues will be derived primarily from selling our HIV-1/2 rapid tests in both the professional and over-the-counter (OTC) markets.

AwareTM MessengerTM Sampling Device

Our AwareTM MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for approximately 7% of our 2011 sales.

Financial Condition and Results of Operations

During 2011 and 2010, we used cash of $0.4 million and $0.7 million, respectively, in our operations.  In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

The following summarizes the results of our operations for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010

Total revenues	$579	$444
Cost of product sales	417	260

Gross Margin	162	184

Operating expenses:
Research and development	296	282
Selling, general and administrative	839	999

Total operating expenses	1,135	1,281

Loss from operations	(973)	(1,097)

Interest expense, net	(121)	(545)
Other income, net	223	10,931
Benefit (Provision) for income taxes	178	(181)

Net income (loss) from continuing operations	$(693)	$9,108

Net loss attributable to Calypte from discontinued operations	-	(136)

Net loss attributable to noncontrolling interest from discontinued operations	-	(131)

Net income (loss)	$(693)	$8,841

Years Ended December 31, 2011 and 2010

Our revenue for 2011 totaled $579,000 compared with $444,000 for 2010, an increase of $135,000, or 30%.   Sales of our BED Incidence Test accounted for 55% of our sales in 2011, compared with 57% in 2010.  Revenue from the sales of the BED Incidence Test increased by 23% in 2011 compared with 2010 primarily due to the recapture of some market share previously lost to a competitor.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 15% and 30% of our revenues for 2011 and 2010, respectively.  Revenues from the sale of our HIV-1/2 rapid tests decreased by 34% in 2011 compared with revenues in 2010, primarily due to economic conditions, combined with the loss of one customer that elected to switch from oral fluid testing to blood testing.  Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for 7% of our 2011 sales.  Sales of raw materials to our former joint venture partner, Beijing Marr, accounted for $134,000 in 2011.

Four customers accounted for approximately 66% of our revenue for 2011.  Three customers accounted for approximately 53% of our revenue for 2010.  For 2011, 18% of our revenue was from domestic customers, with 82% coming from international customers.  For 2010, 38% of our revenue was from domestic customers, with 62% coming from international customers.

We reported a gross margin of 28% of sales in 2011, compared with a gross margin of 41% in 2010.  Margins are down primarily due to sales returns that occurred during the third quarter of 2011.  The margins we reported in both 2011 and 2010, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development (“R&D”) costs increased by $14,000 or 5%, from $282,000 in 2010 to $296,000 in 2011. The R&D expense increase is primarily due to the work started on the process to conduct clinical trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test.

Selling, general and administrative costs decreased by $160,000, or 16% from $999,000 in 2010 to $839,000 in 2011, primarily due to a decrease in legal and consulting expenses.

Our 2011 net loss was $0.7 million, compared to net income of $9.0 million in 2010.  The 2010 net income reflects restructuring of our outstanding indebtedness to Marr and SF Capital and the associated transfer of our Chinese joint ventures.

We recorded net interest expense of $121,000 in 2011 compared with net interest expense of $545,000 in 2010.  The decrease in interest expense primarily results from the restructuring of our outstanding indebtedness to Marr and SF Capital.

The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(190)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	-	(231)
Accrued interest on 4% Note Payable	(1)	(4)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(120)	(120)

Total non-cash items	(121)	(355)

Total interest expense	$(121)	$(545)

Liquidity and Capital Resources

For the year ended December 31, 2011, we incurred a net loss of $0.7 million, and a negative cash flow from operations of $0.4 million.  At December 31, 2011, we had a working capital deficit of $3.2 million and our stockholders’ deficit was $5.1 million. Our cash balance at December 31, 2011 was $10,000.

Our consolidated operating cash burn rate for 2011 averaged approximately $37,000 per month compared to approximately $57,000 per month in 2010.  Our decreased burn rate for 2011 reflects our efforts to significantly reduce or eliminate the expenditures required to ramp up marketing and manufacturing initiatives to achieve our near-term milestones.

During 2011, we generated $379,000 from financing activities compared to $637,000 generated from financing activities during 2010. The funds generated from financing activities in both 2011 and 2010, were primarily the result of advances from shareholders.

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

Subsequent to December 31, 2011 and through the date of this filing, we have received an aggregate of $220,000 in advances from one of our investors, representing a portion of the funds committed pursuant to the MOU. We are using the proceeds of these investments for general working capital purposes.

Liquidity Needs and our Business Plan

We are taking steps to address our capital requirements for financial liquidity and have developed a business plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. See "Item 1. Business - General, Requirements of Additional Capital and Business Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2012.  Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.

We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures.  Since 2009, we have relied on periodic equity investments by two private investors as our sole source of financing. Should these investors discontinue their financial support, we would be required to identify other sources of capital. There is no assurance that such capital will be available upon acceptable terms, if at all.

In order to obtain financing from other sources, we may need to sell additional shares of our common stock, other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital may depend upon the status of capital markets and industry conditions. Moreover, it may be difficult, or impossible, for us to raise additional capital because our stock price has often traded at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our independent accountants have stated in their report dated March 22, 2012 that our recurring operating losses and negative cash flows from operations and the insufficient cash resources to sustain operations through 2012 raise substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2011 are included on pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(1)        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer (our “CEO”) of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our principal executive and financial officer (our “CEO”) has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(2)        Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting is not effective as of December 31, 2011.  Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel, such as absence of permanent chief financial officer, with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with our financial reporting requirements. This control environment material weakness contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a smaller reporting company and not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Following is a list of our directors and executive officers as of December 31, 2011. Directors serve until the next annual meeting stockholders and until their successors are elected or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director Since
Adel Karas	67	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007
Tareq Al Yousefi	49	Director	2009
Kartlos Edilashvili	38	Director	2010

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such Reporting Persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to Reporting Persons were satisfied on a timely basis.

Code of Business Conduct

We previously adopted a Code of Business Conduct that applied to all of our employees, including our chief executive officer and principal financial and accounting officer, and to the members of our Board of Directors.  Given the nearly 100% turnover among our Board of Directors and management team and significant reduction in our staffing during the past three years, we have suspended implementation of our Code of Business Conduct while we consider changes to the code to reflect the needs of the organization and continue to focus on resolving more immediate issues affecting our cash flow and long-term viability.

Item 11.  Executive Compensation

Our only executive officer is Adel Karas, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Karas joined Calypte as a nonemployee director in 2007 and took on these executive officer roles in 2008 after the persons who previously held those positions left Calypte.  At present, Mr. Karas does not receive any compensation for serving in those roles.  Mr. Karas holds an option that was granted to him in his capacity as a director during 2007.  The following table sets forth information concerning Mr. Karas’s option as of December 31, 2011:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of February 29, 2012 for (i) all persons known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer and (iv) all current directors and executive officers as a group:

Beneficial Owner (1)	Shares Beneficially Owned	Percent of Total (2)
Marr Technologies BV (3) Strawinskylaan 1431 1077XX, Amsterdam The Netherlands	226,172,517	32.0%
David Khidasheli (4) Sheikh Zayed Road Fairmont Building, # 3104 Dubai, United Arab Emirates	60,667,499	8.6%
SF Capital Partners Ltd. (5) 3600 South Lake Drive St. Francis, WI 53235	46,733,698	6.6%
Ahmed Abdalla Deemas Alsuwaidi (6) P.O. Box 681 Sharjah, United Arab Emirates	33,920,000	4.8%

Mohamed Ahmed (7) P.O. Box 33280 Dubai, United Arab Emirates	32,375,000	4.6%
Mohamed Yousif Ahmed Saleh Sulaiman (8) P.O. Box 19533 Sharjah, United Arab Emirates	31,375,000	4.4%
Adel Karas (9)	3,050,000	*
Tareq Al Yousefi	3,954,743	*
Kartlos Edilashvili	--	*
All current directors and executive officers as a group (3 persons) (9)	7,004,743	1.0%

*	Represents beneficial ownership of less than 1%.
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

(2)	Based on 705,843,159 beneficial shares outstanding as of March 22, 2012.
(3)
Based on holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008.  Includes shares beneficially owned by Marat Safin. Mr. Safin has voting and investment control over shares held by Marr Technologies BV.  Includes 152,341,741 shares issued in March 2012 pursuant to the Debt Agreement.

(4)
Based on holdings reported in Amendment No. 1 to Schedule 13D filed with the Commission on August 7, 2009 plus shares we subsequently issued directly to Mr. Khidasheli in a private placement. Excludes 20,566,666 shares that we expect to issue to Mr. Khidasheli upon conversion of advances that Mr. Khidasheli has made to us and 21,166,666 additional shares that we expect to issue to Mr. Khidasheli pursuant to the MoU.

(5)
Based on holdings reported in Amendment No. 10 to Schedule 13G filed with the Commission on February 14, 2012.  Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the shares owned by SF Capital Partners Ltd.

(6)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 29, 2007.
(7)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on October 30, 2007.
(8)	Based on holdings reported in Schedule 13G dated March 28, 2007 filed with the Commission on November 2, 2007, plus shares we subsequently issued directly to Mr. Sulaiman in a private placement.
(9)	Includes 3,000,000 shares issuable upon exercise of options.

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees accrued and paid by us for OUM & Co. LLP, our independent registered public accounting firm for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$97,500	$97,670
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

“Audit fees” include fees paid in 2011 and 2010 for the audits of our annual financial statements for 2010 and 2009; fees for the quarterly review of our financial statements for the quarters ended March 31, June 30, and September 30, 2011 and 2010, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents.

All of the audit and non-audit services described above were approved by our Board of Directors in accordance with the applicable rules of the SEC.

 PART IV

Item15.  Exhibits, Financial Statement Schedules.

(a)	Certain Documents Filed as Part of the Form 10-K

1. Our Consolidated Financial Statements are included on pages F-1 through F-23 of this Annual Report on Form 10-K.

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

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers, as amended January 19, 2004 (5)
10.16	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995 (6)
10.17	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995 (6)
10.18*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996 (6)
10.21*	Sublicense Agreement between the Registrant and Cambridge Biotech Corporation, dated as of March 31, 1992 (6)
10.22*	Master Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.23*	Sub–License Agreement between the Registrant and Cambridge Biotech Corporation, dated as of April 12, 1996 (6)
10.24*	Agreement between the Registrant and Repligen Corporation, dated as of March 8, 1993 (6)
10.25*	Non–Exclusive License Agreement between the Registrant and The Texas A&M University System, dated as of September 12, 1993 (6)

10.51	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999 (7)
10.73*	Fourth Amendment to the License Agreement between the Registrant and New York University, dated as of June 1, 2000 (8)
10.114	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002 (9)
10.121	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002 (10)
10.128**	2003 Non-Qualified Stock Option Plan
10.132	Subscription Agreement between Registrant and Marr Technologies B.V. dated as of August 1, 2003 (11)
10.133	Subscription Agreement between the Registrant and Marr Technologies B.V. for 20,000,000 shares of Registrant’s Common Stock dated August 28, 2003 (12)
10.134	Agreement for Commitment to Purchase Aggregate of $10,000,000 of 5% Promissory Notes between the Registrant and Marr Technologies B.V. dated November 13, 2003 (13)
10.137	Lease Agreement between the Registrant and ARE-1500 East Gude LLC dated as of March 1, 2004 (5)
10.142	Form of Registration Rights Agreement between the Registrant and the investors in the May 2004 PIPE financing (14)
10.143	Form of Warrant between the Registrant and the investors in the May 2004 PIPE financing (18)
10.146**	2004 Incentive Plan, as amended October 11, 2011
10.148	Form of Registration Rights Agreement between the Registrant and the investors in the July 2004 PIPE financing (15)
10.149	Form of Warrant between the Registrant and the investors in the July 2004 PIPE financing (15)
10.150	Sublicense Agreement between the Registrant and Abbott Laboratories dated June 28, 2004 (16)
10.151	License Agreement and Technology Transfer Agreement between the Registrant and Ani Biotech Oy dated as of September 30, 2004 (16)
10.152	License Agreement between the Registrant and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004 (16)
10.155	Form of $2,000,000 7% Promissory Note issued by the Registrant to Marr Technologies BV dated January 14, 2005 and form of Amendment thereto (17)
10.157	Form of Secured 8% Convertible Promissory Note between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.158	Form of Registration Rights Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.159	Form of Series A Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.160	Form of Series B Warrant between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.161	Form of Security Agreement between the Registrant and the investors in the April 2005 financing dated April 4, 2005 (18)
10.163	2005 Credit Facility Agreement between the Registrant and Marr Technologies BV dated April 4, 2005 (18)
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

10.173	Form of Warrant between the Registrant and the investors in the February 2007 PIPE financings, effective February 23, 2007 through March 27, 2007 (23).
10.174	Form of Subscription Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.175	Form of Registration Rights Agreement between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (28)
10.176	Form of Series A Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.177	Form of Series B Warrant between the Registrant and the investors in the March 2007 PIPE financing, dated March 28, 2007 (23)
10.178	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and SF Capital Partners Ltd. dated March 21, 2007, effective March 28, 2007 (23)
10.179	Form of Sixth Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.180	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Marr Technologies BV dated March 21, 2007, effective March 28, 2007 (23)
10.181	Form of Amendment to 8% Secured Convertible Promissory Notes between the Registrant and Morningtown Limited dated March 21, 2007, effective March 28, 2007 (23)
10.182	Form of Amendment to Registration Right Agreement between the Registrant and the investors in the March 2007 private placement, effective July 7, 2007 (24)
10.183	Seventh Amendment to 2005 Credit Facility between the Registrant and Marr Technologies BV dated December 4, 2007 (25)
10.184	Amendment No. 3 to Secured 8% Convertible Promissory Notes between the Registrant and Marr Technologies BV dated December 4, 2007 (25)
10.186	Registration Rights Agreement, dated as of January 16, 2008, by and between the Registrant and Fusion Capital Fund II, LLC. (26)
10.188	Subscription Agreement, dated August 15, 2008, between the Registrant and Tinja Limited (27)
10.189	Form of Warrant issued to Tinja Limited (27)
10.190	Form of Subscription Agreement between the Registrant and Almyn Limited, effective September 19, 2008 (28)
10.191	Form of Warrant issued to Almyn Limited (28)
10.193	Resignation and Mutual Release , dated September 10, 2009, between the Registrant and Julius R. Krevans, M.D., Paul E. Freiman and John J. DiPietro (29)
10.194	Subscription Agreement dated as of September 14, 2009, between the Registrant and Carolina Lupascu (30)
10.195	Lease dated October 13, 2009 by and between Pacific Realty Associates, L.P. and the Registrant (31)
10.196	Subscription Agreement between the Company and Carolina Lupascu, dated as of March 3, 2010, between the Company and Carolina Lupascu (32)

10.197	Debt Agreement dated July 2, 2010 among the Registrant, Marr Technologies B.V. (“Marr”), Marr Technologies Limited (“MTL”) and Marr Technologies Asia Limited (“MTL”) (33)
10.198*	Equity Transfer Agreement dated July 2, 2010 among the Registrant, Kangplus (China) Holdings Ltd., Marr, MTL and MTAL (34)
10.199	Debt Conversion Agreement dated July 9, 2010 between the Registrant and SF Capital Partners Limited (35)
10.200**	2005 Director Incentive Plan, as amended October 11, 2010
10.201	Subscription Agreement dated as of January 28, 2011, between the Registrant and David Khidasheli (36)
10.202	Subscription Agreement dated as of February 15, 2011, between the Registrant and Carolina Lupascu (36)
10.203	Memorandum of Understaning dated October 10, 2011, between the Registrant and David Khidasheli
21.1	Subsidiaries of the Registrant
23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

+ XBRL
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

(7)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 15, 1999.

(8)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 2000.

(9)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

(10)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q/A (No.3) dated February 4, 2003.

(11)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated August 14, 2003.

(12)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K dated September 12, 2003.

(13)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2003.

(14)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on June 1, 2004.

(15)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2004.

(16)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB/A (Amendment No. 1) dated December 20, 2004.

(17)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(18)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.

(19)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2005.

(20)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on November 21, 2005.

(21)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 6, 2005.

(22)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on March 30, 2006.

(23)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2007.

(24)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form SB-2 on July 23, 2007 (File No. 333-144778).

(25)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on December 10, 2007.

(26)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on January 23, 2008.

(27)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K on August 21, 2008.

(28)	Incorporated by reference to identically-numbered exhibit to the Registrant’s. Current Report on Form 8-K on September 23, 2008.

(29)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Current Report on Form 8-K dated September 16, 2009.

(30)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated October 8, 2009.

(31)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2009.

(32)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on June 24, 2010.

(33)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.

(34)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed on November 22, 2010.

(35)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010.

(36)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on September 15, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and management believes that the Company’s cash resources will not be sufficient to sustain its operations through 2012 without additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ OUM & Co. LLP
San Francisco, California
March 22, 2012

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$10	$79
Accounts receivable	8	21
Inventories	186	264
Prepaid expenses	23	39
Total current assets	227	403
Property and equipment, net of accumulated depreciation of $375 and $345 at December 31, 2011 and 2010, respectively	44	68
Intangible assets, net of accumulated amortization of $857 and $940 at December 31, 2011 and 2010, respectively	1,674	1,843
Other assets	17	17
Total assets	$1,962	$2,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,999	$1,971
Advances from shareholder	397	680
Liability with related party	914	914
Income tax liability	-	180
4% Note payable, including accrued interest of $6 and $5 at December 31, 2011 and 2010, respectively	45	61
12% Convertible debentures payable	60	60
Deferred revenue	-	23
Total current liabilities	3,415	3,889
Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2011 and 2010; 100,000 shares issued and outstanding at December 31, 2011 and 2010; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,656	3,536
Total liabilities	7,071	7,425

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2011 and 2010; 547,826,416 and 525,159,750 shares issued and outstanding as of December 31, 2011 and 2010, respectively	15,249	14,569
Additional paid–in capital	159,747	159,749
Other comprehensive income (loss)	(1)	(1)
Accumulated deficit	(180,104)	(179,411)
Total stockholders’ deficit	(5,109)	(5,094)
Total liabilities and stockholders’ deficit	$1,962	$2,331

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010

Revenues:
Product sales	$579	$444

Operating costs and expenses:
Cost of product sales	417	260
Research and development expenses	296	282
Selling, general and administrative expenses	839	999

Total operating expenses	1,552	1,541

Loss from operations	(973)	(1,097)

Interest expense, net (non-cash expense of ($121) and ($355) in 2011 and 2010, respectively)	(121)	(545)

Gain on transfer of assets	-	2,289
Gain on restructuring of notes	-	8,500
Other income, net	223	142

Net income (loss) before income taxes	(871)	9,289

Benefit (Provision) for income taxes	178	(181)

Net income (loss) from continuing operations	(693)	9,108

Net loss attributable to Calypte from discontinued operations	-	(136)

Net loss attributable to noncontrolling interest from discontinued operations	-	(131)

Net income (loss)	$(693)	$8,841

Net income (loss) per share from continuing operations	(0.001)	0.019

Net loss per share attributable to Calypte from discontinued operations	-	(0.001)

Net income (loss) per share (basic and diluted)	(0.001)	0.018

Weighted average shares used to compute net income (loss) per share (basic and diluted)	545,854	487,616

 See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
YEARS ENDED DECEMBER 31, 2011 and 2010

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2009	461,355,457	13,841	159,738	125	(188,378)	(14,674)

Shares sold in March 2010 Private Placement	12,933,333	388	-	-	-	388
Shares issued in March 2010 Morningtown debt conversion	3,055,262	91	37	-	-	128
Stock-based employee and director compensation	-	-	(33)	-	-	(33)
Shares issued in September 2010 SF Capital debt conversion	47,815,698	249	-	-	-	249

Foreign currency translation	-	-	7	1	(1)	7
Transfer of 51% interest in BJ-Marr	-	-	-	(127)	127	-
Net income (loss)	-	-	-	-	8,841	8,841
Balances at December 31, 2010	525,159,750	$14,569	$159,749	$(1)	$(179,411)	$(5,094)

Shares sold in January 2011 Private Placement	16,666,666	500	-	-	-	500
Shares sold in February 2011 Private Placement	6,000,000	180				180
Stock-based employee and director compensation	-	-	(2)	-	-	(2)
Net loss	-	-	-	-	(693)	(693)
Balances at December 31, 2011	547,826,416	$15,249	$159,747	$(1)	$(180,104)	$(5,109)

 See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss) from continuing operations	$(693)	$9,108
Adjustments to reconcile net income (loss) to operating activities:
Depreciation and amortization	198	255
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	120	120
Gains from note restructuring and asset transfer	-	(10,789)
Stock-based employee compensation expense	(2)	(32)
Loss on disposition of equipment	-	24
Loss attributed to noncontrolling interest in discontinued operations	-	(131)
Changes in operating assets and liabilities:
Accounts receivable	13	19
Inventories	78	(45)
Prepaid expenses and other current assets	16	34
Accounts payable, accrued expenses and other current liabilities	(173)	755

Net cash used in operating activities	(443)	(682)

Cash flows from investing activities:
Purchases of equipment	(5)	(36)

Net cash used in investing activities	(5)	(36)

Cash flows from financing activities:
Principal payments on notes payable	(18)	(43)
Proceeds from shareholder advances	397	680

Net cash provided by financing activities	379	637

Net decrease in cash	(69)	(81)

Cash at beginning of the year	79	160

Cash at end of the year	$10	$79

 See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years ended December 31,
	2011	2010

Supplemental disclosure of cash flow activities:
Cash paid for interest	$-	$190

Supplemental disclosure of noncash activities:
Conversion of advances from related party into common stock	$680	$388
Conversion of notes payable into common stock	$-	$377

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

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests.  This registration has now been approved, and the Shares were issued in March 2012.  Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

As announced in March 2011, we successfully completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these promising results, we have contacted the Food and Drug Administration (FDA) and started the process to conduct clinical trials and apply for Premarket Approval.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2012.  Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.

We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures.  Since 2009, we have relied on periodic equity investments by two private investors as our sole source of financing. Should these investors discontinue their financial support, we would be required to identify other sources of capital. There is no assurance that such capital will be available upon acceptable terms, if at all.

In order to obtain financing from other sources, we may need to sell additional shares of our common stock, other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital may depend upon the status of capital markets and industry conditions. Moreover, it may be difficult, or impossible, for us to raise additional capital because our stock price has often traded at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the results of operations of the Company, and its wholly-owned subsidiary, Calypte, Inc.  Former 51% ownership interests in both Beijing Calypte and Beijing Marr have been reported as Discontinued Operations in the Consolidated Statements of Operation.  We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation
The functional currency of our former consolidated Chinese joint ventures is the local currency, the Chinese Yuan Renminbi.  We translate the revenues and expenses of our foreign subsidiary to U.S. dollars at the average rates of exchange for the accounting period.  We have reported the effect of translation gains and losses as our only component of other comprehensive income in our Consolidated Statements of Operations.

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

Fair Value of Financial Instruments
Financial assets and short-term liabilities have carrying values which approximate their fair values for all periods presented.

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

Income Taxes
We account for income taxes under ASC 740, “Income Taxes.”  ASC 740 requires an asset and liability approach for the financial reporting of income taxes.  Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To date, we have no history of earnings.  Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the deferred tax asset is not assured.  We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2011 and 2010.

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

Stock-Based Compensation Expense
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as codified in FASB ASC topic 718, “Compensation – Stock Compensation” (“ASC 817”), using the modified prospective method.  Under this method, we apply the provisions of SFAS 123R to all awards granted or modified after the date of adoption.  We recognized in our net loss for the periods after the date of adoption the unrecognized expense attributable to awards not yet vested at the date of adoption using the same valuation method (i.e. Black-Scholes option valuation model) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed on a pro-forma basis in our previous financial statements.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.

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

Net Income (Loss)Per Share
We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net income (loss) per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average shares used in computing basic and diluted net income (loss) per share are the same for the periods presented in these consolidated financial statements.  Outstanding options and warrants to purchase 5,675,002 shares and 6,175,002 shares were excluded from the computation of net income (loss) per share for the years ended December 31, 2011 and 2010, respectively, as their effect is anti-dilutive.

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

Comprehensive Loss
We report the effect of translation gains and losses related to our former consolidated Chinese joint ventures as our only component of other comprehensive income in our Consolidated Statements of Stockholders' Deficit.

Segment and Geographic Information
SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires that we report segment information based on how our management internally evaluates the operating performance of our business units (segments).  Our operations are currently confined to a single business segment, the development and sale of HIV diagnostics.

The following table summarizes our product sales revenues by product for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010

AwareTM BEDTM HIV-1 Incidence Test	$317	$257
AwareTM Rapid HIV diagnostic tests	88	134
All other	40	53

Revenue from product sales	$445	$444

Revenue from raw material sourcing	$134	$-

Total Revenue	$579	$444

Sales to international customers accounted for approximately 82% and 62% of our revenues in 2011 and 2010, respectively.  Four customers accounted for approximately 66% of our revenue for 2011.  At December 31, 2011 approximately $109,000, or 59%, of our inventory and $0 of our property and equipment, net, was held in international locations.

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

Discontinued operations from the Consolidated Statement of Operations for the twelve months ended December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Revenues:
Product sales	$-	$15

Operating costs and expenses:
Cost of product sales	-	3
Selling, general and administrative expenses	-	148

Total operating expenses	-	151

Loss from operations	-	(136)

Net loss attributable to Calypte from discontinued operations	$-	$(136)

(4)   Inventories

Inventory as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010

Raw materials	$132	$188
Work-in-process	5	16
Finished goods	49	60

Total inventories	$186	$264

 (5)   Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010

Computer equipment	$148	$143
Machinery and equipment	210	209
Furniture and fixtures	48	48
Leasehold improvements	13	13

	419	413

Accumulated depreciation	(375)	(345)
	$44	$68

(6)   Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests.  These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests.  We recorded the license amount for each license agreement as an intangible asset.  We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials.  We recognized amortization expense of $169,000 and $218,000 in the years ended December 31, 2011 and 2010, respectively.  Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

(7)   Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2011 and, 2010 consisted of the following (in thousands):

	December 31,
	2011	2010

Trade accounts payable	$1,301	$1,305
Accrued royalties	217	202
Accrued salary and vacation pay	44	42
Accrued interest	16	16
Accrued audit, legal and consulting expenses	158	160
Accrued liabilities of legacy business	190	190
Other	73	56

Total accounts payable and accrued expenses	$1,999	$1,971

(8)    Notes and Debentures Payable

The following tables summarize the note and debenture activity for the years ended December 31, 2010 and 2011 (in thousands).

				Conversion to
	Balance		Conversion	4% Notes	Asset		Balance
	12/31/09	Additions	to Equity	Payable	Transfer	Repayment	12/31/10

Current Notes and Debentures

8% Secured Convertible Notes –
April 4, 2005	$4,399	$-	$(1,299)	$(100)	$(3,000)	$-	$-
July 4, 2005 Interest	66	-	(66)	-	-	-	-
October 4, 2005 Interest	68	-	(68)	-	-	-	-
January 4, 2006 Interest	69	-	(69)	-	-	-	-
April 4, 2006 Interest	68	-	(68)	-	-	-	-
July 4 and 21, 2006 Interest	122	-	(122)	-	-	-	-
October 4, 2006 Interest	91	-	(91)	-	-	-	-
January 4, 2007 Interest	100	-	(100)	-	-	-	-
April 3, 2007 Interest	99	-	(99)	-	-	-	-
July 3, 2007 Interest	102	-	(102)	-	-	-	-
October 3, 2007 Interest	106	-	(106)	-	-	-	-
January 3, 2008 Interest	108	-	(108)	-	-	-	-
April 3, 2008 Interest	110	-	(110)	-	-	-	-
July 3, 2008 Interest	111	-	(111)	-	-	-	-
October 3, 2008 Interest	115	-	(115)	-	-	-	-
January 3, 2009 Interest	117	-	(117)	-	-	-	-
April 3, 2009 Interest	117	-	(117)	-	-	-	-

Total 8% Secured Convertible Notes	$5,968	$-	$(2,868)	$(100)	$(3,000)	$-	$-

7% Promissory Notes to related party -
2005 Credit Facility with Marr	$4,200	$-	$(4,200)	$-	$-	$-	$-

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$-	$-	$-	$60

4% Note Payable – Morningtown	$-	$100	$-	$-	$-	$(44)	$56

	Balance		Conversion		Balance
	12/31/10	Additions	to Equity	Repayments	12/31/11

Current Notes and Debentures

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable – Morningtown	$56	$-	$-	$(17)	$39

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

As discussed in Note 3, in July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr.  We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement are subject to Chinese government registration of the transfer of the equity interests.  This registration has now been approved, and the Shares were issued in March 2012.  Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

Notwithstanding this debt restructuring, our significant working capital deficit and limited cash resources place a high degree of doubt on our ability to continue our operations.  In light of our existing operations and financial challenges, we are exploring strategic and financing options.  Failure to obtain additional financing will likely cause us to seek bankruptcy protection.

Interest expense
The following table summarizes the components of net interest expense for the years ended December 31, 2011 and 2010 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands).

	Years ended December 31,
	2011	2010

Interest expense on debt instruments paid or payable in cash	$-	$(190)
Non-cash expense composed of:
Accrued interest on 8% Convertible Notes	-	(231)
Accrued interest on 4% Note Payable	(1)	(4)
Expense attributable to dividends on mandatorily redeemable Series	(120)	(120)
A preferred stock

Total non-cash items	(121)	(355)

Total interest expense	$(121)	$(545)

 (9)   Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock.  We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available.  Based on losses accumulated through December 31, 2011, we must achieve approximately $183,000,000 in future earnings before any repayment is required.  The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum.

Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.  Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value.  During each of the years ended December 31, 2011 and 2010, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from its Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2011 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

(10)   Stockholders’ Deficit

2009-12 Private Placements

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

During 2010, David Khidasheli made several advances totaling $500,000 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.  In January 2011, we entered into a subscription agreement with Mr. Khidasheli having substantially the same terms and conditions as the Subscription Agreements, pursuant to which Mr. Khidasheli purchased 16,666,666 shares of our Common Stock at a purchase price of $0.03. These shares were issued in reliance upon Regulation S.

During 2011, Mr. Khidasheli made several advances totaling $397,000, and in 2012 has made advances totaling $220,000, in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

At December 31, 2011, we had warrants outstanding to purchase an aggregate of 2,625,001 shares of our common stock at a weighted average price of $0.076 per share, as summarized in the following table:

	Number of Shares	Weighted Average Exercise price per share	Expiration Date

Warrants issued in connection with February 2007 Private Placement	2,500,001	$0.077	March 27, 2012
Warrants issued to placement agents in connection with the February
2007 Private Placement	125,000	$0.062	February 23, 2012 to March 27, 2012

	2,625,001	$0.076

Shares reserved for future issuance
The following table summarizes shares reserved for future issuance at December 31, 2011:

Shares issuable pursuant to options outstanding under benefit plans	3,050,000
Shares reserved for future issuance under benefit plans	13,091,367
Shares issuable pursuant to warrants outstanding	2,625,001
Shares issuable under equity line with Fusion Capital	37,885,604
Shares issuable under related party notes payable	13,233,333
Shares issuable under related party liability	152,341,741

222,227,046

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

We did not grant any options to employees or members of our Board of Directors during 2011.   Under the provisions of ASC 718, we have recorded approximately ($2,000) of stock based employee compensation expense in our condensed consolidated statement of operations for the year ended December 31, 2011 attributable to stock option forfeitures, offset by employee options granted during the second quarter of 2008 and to options granted to non-employee members of our Board of Directors in the fourth quarter of 2007.

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

The following table presents a summary of option activity for all of our stock option plans from December 31, 2009 through December 31, 2011.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2009	3,300,000	$0.127	7.27	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(250,000)	$0.310

Options outstanding at December 31, 2010	3,050,000	$0.112	6.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at December 31, 2011	3,050,000	$0.112	5.87	$0

Options vested and exercisable at December 31, 2010	3,050,000	$0.112	6.87	$0

Options vested and exercisable at December 31, 2011	3,050,000	$0.112	5.87	$0

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.11	3,000,000	5.91	$0.110	3,000,000	$0.110
$0.23	50,000	3.32	$0.230	50,000	$0.230

	3,050,000	5.87	$0.112	3,050,000	$0.112

There was no intrinsic value associated with any of our outstanding options at December 31, 2011, as the exercise prices for all outstanding or exercisable options exceeded the $0.012 per share quoted market price of our common stock at that date.

We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2011 or 2010, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(12)   Section 401(k) Plan

Effective January 1, 1995, we adopted a Retirement Savings and Investment Plan (the “401(k) Plan”) covering our full-time employees located in the United States.  The 401(k) Plan was intended to qualify under Section 401(k) of the Internal Revenue Code.

Under the terms of the 401(k) Plan, employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) Plan.  The 401(k) Plan permitted us to make contributions which become vested to our employees over terms as described in the plan, but we made no such contributions in 2010.   We terminated the 401(k) Plan effective June 7, 2010 and have disbursed the funds to the plan participants on record.

(13)   Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2011 and 2010, as follows (in thousands):

	2011	2010
Net income (loss) before income taxes:
Domestic	$(871)	$9,108
International	-	(136)

Total net income (loss) before income taxes	$(871)	$8,972

For the years ended December 31, 2011 and 2010, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to domestic pretax losses as a result of the following:

	2011	2010
Computed expected tax expense	$(296)	$3,067
Losses and credits for which no benefits have been recognized	255	-
Expense related to amortization of financing discounts in interest expense	-	213
State tax expense, net of federal income tax benefit	(178)	180
Net Operating Loss Carryover	-	(3,319)
Other, net operating losses not previously benefits	41	40
	$(178)	$181

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	2011	2010
Deferred tax assets:
Net operating loss carryovers	$28,323	$27,054
Research and development credits	482	482
Other	2,051	2,242
Total gross deferred tax assets	30,856	29,778
Valuation allowance	(30,856)	(29,778)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2011 was an increase of $1,078,000 and in 2010 was a decrease of $5,363,000.  Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established.  In accordance with SFAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2011 and 2010.  In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2011, we had federal net operating loss carryforwards of $82.1 million that expire in 2019 through 2031, and federal research and development credit carryforwards of $482,000 that are scheduled to expire in 2024 through 2028. We also have state net operating loss carryforwards of $9.3 million that expire in 2021 through 2026.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004.  This limitation resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance. The Company has not updated its Section 382 analysis to assess whether any additional ownership changes have occurred due to costs associated with such analysis. If the Company has experienced any additional changes of control, utilization of its NOL or tax credit carryforwards would be subject to annual limitations under Section 382.  Such additional annual limitations could result in the expiration of our reported net operating loss and credit carryforwards available as of December 31, 2011 before their utilization.

We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 2, Summary of Significant Accounting Policies).  Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our consolidated financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1999 through 2011 due to net operating losses that are being carried forward for tax purposes.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2011 and 2010, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

 (14)   Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte and Beijing Marr. In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus. Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled. As of December 31, 2011, the common stock had not yet been issued and we have recorded a liability to related party in our consolidated balance sheet for $914,000. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests. The registration was approved by the Chinese government in 2011, and the Shares were issued in March 2012. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

During 2011 and 2010, two investors advanced a total of $397,000 and $680,000, respectively, to the Company. Through March 22, 2012, these investors have further advanced us $220,000. These advances are intended for future subscription agreements.

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

Lease

We lease an office facility with a remaining term that extends to May 31, 2012.  Subsequent to December 31, 2011, we have been in negotiations with the landlord to extend the existing lease.  Rent expense was $84,000 for 2011.

Future annual minimum payments under the lease are as follows:

Years Ending December 31,
2012	$84,000
2013	$84,000
2014	$35,000

(16)   Subsequent Events

Subsequent to December 31, 2011, we have received an aggregate of $220,000 in advances from an existing investor in anticipation of entering into a subscription agreement. We are using the proceeds of these investments for general working capital purposes.

In March 2012, we issued the Shares to Marr pursuant to the Debt Agreement, as described in Notes 1, 8 and 14 above.

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

Date: March 22, 2012

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas	President, Chief Executive Officer, Chief	March 22, 2012
Adel Karas	Financial Officer (Principal Financial and Accounting Officer) and Secretary, Director

/s/ Tareq Al Yousefi	Director	March 22, 2012
Tareq Al Yousefi

/s/ Kartlos Edilashvili	Director	March 22, 2012
Kartlos Edilashvili

S-1