Form 10-Q
period 2012-03-31
CALYPTE BIOMEDICAL CORP
filed 2012-05-15
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 700,168,157 shares of common stock outstanding as of May 15, 2012.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$63	$10
Accounts receivable	1	8
Inventories	177	186
Prepaid expenses	20	23
Total current assets	261	227
Property and equipment, net of accumulated depreciation of $383 and $375 at March 31, 2012 and December 31, 2011, respectively	36	44
Intangible assets, net of accumulated amortization of $893 and $857 at March 31, 2012 and December 31, 2011, respectively	1,638	1,674
Other assets	17	17
Total assets	$1,952	$1,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,928	$1,998
Advances from shareholder	717	397
Liability with related party	-	914
4% Note payable, including accrued interest of $6 and $6 at March 31, 2012 and December 31, 2011, respectively	45	45
12% Convertible debentures payable	60	60
Total current liabilities	2,750	3,414

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at March 31, 2012 and December 31, 2011; 100,000 shares issued and outstanding at March 31, 2012 and December 31, 2011; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,686	3,656
Total liabilities	6,436	7,070

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at March 31, 2012 and December 31, 2011; 700,168,157 and 547,826,416 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	16,163	15,249
Additional paid–in capital	159,747	159,747
Accumulated deficit	(180,394)	(180,104)
Total stockholders’ deficit	(4,484)	(5,108)
Total liabilities and stockholders’ deficit	$1,952	$1,962

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Product sales	$71	$263

Operating costs and expenses:
Cost of product sales	53	180
Research and development expenses	74	74
Selling, general and administrative expenses	202	249
Total operating expenses	329	503
Loss from operations	(258)	(240)

Interest expense	(30)	(30)
Other income, net	-	191
Net loss before income taxes	(288)	(79)
(Provision) Benefit for income taxes	(2)	180
Net (loss) income	$(290)	$101
Net (loss) income per share (basic and diluted)	(0.001)	0.000
Weighted average shares used to compute net (loss) income per share (basic and diluted)	566,241	539,826

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (in thousands)

	Three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income from operations	$(290)	$101
Adjustments to reconcile net (loss) income to operating activities:
Depreciation and amortization	44	54
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	30	30
Stock-based employee compensation expense	-	5
Changes in operating assets and liabilities:
Accounts receivable	7	(37)
Inventories	9	108
Prepaid expenses and other current assets	3	(14)
Accounts payable, accrued expenses and other current liabilities	(70)	(166)

Net cash (used in) provided by operating activities	(267)	81

Cash flows from financing activities:
Proceeds from shareholder advances	320	92

Net cash provided by financing activities	320	92

Net increase in cash	53	173

Cash at beginning of period	10	79

Cash at end of period	$63	$252

	Three months ended
	March 31,
	2012	2011

Conversion of advances from related party into common stock	$-	$680

Conversion of related party liability into common stock	$914	$-

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

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved, and the shares were issued in March 2012. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

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

During the first quarter of 2012, we had a net loss of $0.3 million.  At March 31, 2012, we had a working capital deficit of $2.5 million and our stockholders’ deficit was $4.5 million.  Our cash balance at March 31, 2012 was $0.1 million, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2012 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which approximately 778,095,129 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of March 31, 2012 and the consolidated results of our operations and our consolidated cash flows for the three month period ended March 31, 2012.  The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2011 included in our Form 10-K filed with the SEC on March 22, 2012.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011

AwareTM BEDTM HIV-1 Incidence Test	$42	$185
AwareTM Rapid HIV diagnostic tests	5	25
All other	-	12

Revenue from product sales	$47	$222

Revenue from raw material sourcing	$24	$41

Total Revenue	$71	$263

Sales to international customers accounted for approximately 99% and 72% of our revenues in the first quarter of 2012 and 2011, respectively.  Three customers accounted for approximately 58% of our first quarter 2012 revenue.  Four customers accounted for approximately 59% of our first quarter 2011 revenue.

Net Income (Loss) Per Share

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted income (loss) per common share is similar to the computation of basic net income (loss) per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net income (loss) per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants for 3,050,000 shares and 6,175,001 shares were excluded from the computation of net income (loss) per share for the three month periods ended March 31, 2012 and 2011, respectively, as their effect is anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the first quarter 2012 presentation.

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

In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment", which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

(3)         Inventory

Inventory as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$129	$132
Work-in-process	5	5
Finished goods	43	49
Total inventories	$177	$186

(4)         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Trade accounts payable	$1,304	$1,301
Accrued royalties	224	217
Accrued salary and vacation pay	41	44
Accrued interest	16	16
Accrued audit, legal and consulting expenses	86	158
Accrued liabilities of legacy business	190	190
Other	67	72
Total accounts payable and accrued expenses	$1,928	$1,998

(5)         Notes and Debentures Payable

The following table summarizes note and debenture activity for the three months ended March 31, 2012 (in thousands):

	Balance 12/31/11	Additions	Conversion to Equity	Repayments	Balance 3/31/12

Current Notes and Debentures

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable – Morningtown	$39	$-	$-	$-	$39

(6)         Stockholders’ Deficit

2011-2012 Private Placements

On January 28, 2011, we entered into a subscription agreement with David Khidasheli pursuant to which Mr. Khidasheli agreed to purchase 16,666,666 shares of our common stock at a purchase price of $0.03 per share, for a total purchase price of $500,000, which Mr. Khidasheli had advanced to us in 2010.  On February 15, 2011, we entered into a subscription agreement with Carolina Lupascu pursuant to which Ms. Lupascu agreed to purchase 6,000,000 shares of our common stock at a purchase price of $0.03 per share, for a total purchase price of $180,000, which Ms. Lupascu had advanced to us in 2010. These shares were issued pursuant to Regulation S under the Securities Act. The subscription agreements contain customary representations and warranties by Mr. Khidasheli and Ms. Lupascu regarding their status as non-U.S. persons, their investment intent and restrictions on transfer. Mr. Khidasheli and Ms. Lupascu was granted certain piggy-back registration rights which require us to use our best efforts to register all or a portion of their shares on the next registration statement we file with the Securities and Exchange Commission under the Securities Act. We used the proceeds of the private placement for general working capital purposes.

During 2011, Mr. Khidasheli made several advances totaling $397,000, and in the first quarter of 2012 has made advances totaling $320,000 (pursuant to the MoU), in anticipation of entering into future subscription agreements or stock purchase agreements. We are using the proceeds of these investments for general working capital purposes.

(7)         Share Based Payments

We maintain stock compensation plans for our employees and directors, which are described in Note 11, Share Based Payments, in the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012.  The Company follows FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”).  ASC 718 requires the recognition of the fair value of stock compensation, including stock options, in net income (loss).  We recognize the stock compensation expense over the requisite service period of the individual grantees, which is generally the same as the vesting period of the grant.  All of our stock compensation is accounted for as an equity instrument.

We did not grant any options to employees or members of our Board of Directors during the first quarters of 2012 or 2011.  The following table summarizes option activity for all of our stock option plans from December 31, 2011 through March 31, 2012:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2011	3,050,000	$0.112	5.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at March 31, 2012	3,050,000	$0.112	5.62	$0

Options vested and exercisable at December 31, 2011	3,050,000	$0.112	5.87	$0

Options vested and exercisable at March 31, 2012	3,050,000	$0.112	5.62	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At March 31, 2012, the market price of our stock was $0.01 per share, and none of our options were in-the-money.  No options were exercised in the three month period ending March 31, 2012.

The following table summarizes information about stock options outstanding under all of our option plans at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	3,000,000	5.66	$0.110	3,000,000	$0.110
$0.23	50,000	3.07	$0.230	50,000	$0.230
	3,050,000	5.62	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the three month periods ended March 31, 2012 and 2011, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(8)         Related Party Transactions

Until July 2010, we were the 51% owner of each of two joint ventures in China, Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and SF Capital (the “Debt Agreement”) and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock, and our remaining indebtedness to Marr, totaling $3,000,000 was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. The transactions contemplated by the Debt Agreement and the Equity Transfer Agreement were subject to Chinese government registration of the transfer of the equity interests; this registration has now been approved, and the shares were issued in March 2012. Under the debt agreement with SF Capital, $2,008,259 in outstanding indebtedness was converted to 47,815,698 shares of our common stock.

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr in the first quarter of 2012 and 2011, and recorded $24,000 and $41,000 of revenue from raw material sourcing, respectively.  During the first quarter of 2011, we provided telephone support and sent one person to Beijing Marr for three weeks, and we recognized $16,716 in revenue related to this technical support.

During the first quarter of 2012, one investor has advanced a total of $320,000 to the Company. Through May 15, 2012, this investor has further advanced us $50,000. These advances are intended for future subscription agreements.

(9)         Subsequent Events

Subsequent to March 31, 2012, we have received an aggregate of $50,000 in advances from David Khidasheli (pursuant to the MoU) in anticipation of entering into a subscription or stock purchase agreement. We are using the proceeds of these investments for general working capital purposes.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the bases of the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of Part II below and relate to our business plan, our business strategy, development of our proprietary technology and our products, timing of such development, timing of FDA and international regulatory reviews, market acceptance of our products by governmental and other public health agencies, health care providers and consumers, characteristics and growth of our market and customers, protection of our intellectual property, implementation of our strategic, operating and human resources initiatives, benefits to be derived from key personnel and directors, our ability to commercialize our products, our ability to obtain an increased market share in the diagnostic test market, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing and distribution channels, our distribution agreements and strategic alliances, our liquidity and capital resources, our ability to obtain additional capital as, and when, needed, and on acceptable terms, changes in health care policy in the United States or abroad and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations and current potential resources or are unable to raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition, and we may be required to discontinue operations altogether. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

During the first quarter of 2012, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

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

Revenue for the first quarter of 2012 decreased 73% from the first quarter of 2011. Our product sales tend to be irregular from quarter-to-quarter, particularly with our BED product, as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low. We continued to make our AwareTM BED Incidence tests and AwareTM HIV-1/2 OMT rapid tests during the quarter.

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

Financial Considerations

Our net cash used in operating activities in the first three months of 2012 was approximately ($267,000), compared to $81,000 net cash provided by operating activities in first three months of 2011. A primary factor in our positive cash flow during the first quarter of 2011 was the $171,147 of QTDP grant received. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

During the first quarter of 2012, we had a net loss of $0.3 million.  At March 31, 2012, we had a working capital deficit of $2.5 million.  Our cash balance at March 31, 2012 was $0.1 million. We received $50,000 in additional advances from investors after March 31, 2012 and our cash balance as of May 15, 2012 was $22,000. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2012 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which 778,095,129 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our business plan and achieve self-sustaining cash flow. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the March 31, 2012 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets. Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase. We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not changed materially since year-end.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Total revenues	$71	$263
Cost of product sales	53	180
Gross Margin	18	83
Operating expenses:
Research and development	74	74
Selling, general and administrative	202	249
Total operating expenses	276	323
Loss from operations	(258)	(240)
Interest expense, net	(30)	(30)
Other income, net	-	191
(Provision) Benefit for income taxes	(2)	180
Net (loss) income	$(290)	$101

Quarter ended March 31, 2012 and 2011

Our revenue for the first quarter of 2012 totaled $71,000 compared with $263,000 for the first quarter of 2011, a decrease of $192,000 or 73%.  Sales of our BED Incidence Test accounted for 59% of our sales in the first quarter of 2012, compared with 70% in the first quarter of 2011.  Revenue from the sales of the BED Incidence Test decreased by 77% in 2012 compared with 2011.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 7% and 11% of our sales in the first quarter of 2012 and 2011, respectively.  First quarter 2012 revenues from the sale of our rapid tests decreased by 80% compared with rapid test revenues in the first quarter of 2011.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.  First quarter 2012 revenues from the raw material sourcing for Beijing Marr were $24,000, compared to $41,000 in the first quarter of 2012.  Although we expect these sales to continue indefinitely, we do not consider them to be part of our core business and cannot predict the extent or timing of such revenues in the future.

We reported gross margins of 25% and 32% of sales in the first quarter of 2012 and 2011, respectively. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.

During the first quarter of 2012, we had a net loss of $0.3 million, compared to a net income of $0.1 million during the first quarter of 2011.  At March 31, 2012, we had a working capital deficit of $2.5 million.

Research and development costs were unchanged from $74,000 in both the first quarters of 2012 and 2011.

Selling, general and administrative costs decreased by $47,000, or 19%, from $249,000 in the first quarter of 2011 to $202,000 in the first quarter of 2012.  The primary components of the net decrease include the following:
●	a decrease of $55,000 in consulting expenses
●	a decrease of $11,000 in intangible asset amortization due to the expiration of a patent
●	offset by an increase of $12,000 in sales and marketing expenses

Our loss from operations for the first quarter of 2012 of $258,000, reflects an increase of 8% compared with the loss of $240,000 reported for the first quarter of 2011.

We recorded net interest expense of $30,000 for both of the first quarters of 2012 and 2011.

The $180,000 tax benefit for the first quarter of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect that we will need to continue to devote substantial capital resources to running our business, reduction or restructuring of our trade payables and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash is insufficient to meet our anticipated cash needs for working capital and capital expenditures through the remainder of 2012 unless we continue to receive financing as provided in the MoU.  Given the state of the company, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the three months ended March 31, 2012, cash used in our operating activities was $0.3 million.  This compares to $0.1 million of cash provided by our operating activities during the same period of 2011, including a $0.2 million QTDP grant received.  In both 2012 and 2011, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the three months ended March 31, 2012, we generated $320,000 from financing activities compared to $92,000 generated from financing activities during the three months ended March 31, 2011. The funds generated from financing activities in the three months ended March 31, 2012 and 2011 were the result of investor advances in anticipation of entering into future subscription agreements.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, one investor advanced a total of $320,000 to the Company.  These advances were made in anticipation of entering into future subscription agreements, pursuant to which the Company will issue Common Stock to the investor in reliance upon the exemption from registration provided under Regulation S.

Item 6.  Exhibits

  (a)   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: May 15, 2012	By:	/s/ Adel Karas
Adel Karas President, Chairman of the Board and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Kartlos Edilashvili
Kartlos Edilashvili Vice President, Chief Financial Officer and Secretary