Form 10-Q
period 2012-06-30
CALYPTE BIOMEDICAL CORP
filed 2012-08-14
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒ No

The registrant had 700,168,157 shares of common stock outstanding as of August 14, 2012.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$8	$10
Accounts receivable	20	8
Inventories	191	186
Prepaid expenses	11	23

Total current assets	230	227

Property and equipment, net of accumulated depreciation of $389 and $375 at June 30, 2012 and December 31, 2011, respectively	30	44
Intangible assets, net of accumulated amortization of $928 and $857 at June 30, 2012and December 31, 2011, respectively	1,603	1,674
Other assets	13	17

Total assets	$1,876	$1,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,972	$1,998
Advances from shareholder	817	397
Liability with related party	-	914
4% Note payable, including accrued interest of $8 and $6 at June 30, 2012 and December 31, 2011, respectively	33	45
12% Convertible debentures payable	60	60

Total current liabilities	2,882	3,414

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at June 30, 2012 and December 31, 2011; 100,000 shares issued and outstanding at June 30, 2012 and December 31, 2011; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,716	3,656

Total liabilities	6,598	7,070

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at June 30, 2012 and December 31, 2011; 700,168,157 and 547,826,416 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	16,163	15,249
Additional paid–in capital	159,747	159,747
Accumulated deficit	(180,632)	(180,104)

Total stockholders’ deficit	(4,722)	(5,108)

Total liabilities and stockholders’ deficit	$1,876	$1,962

See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales	$63	$135	$134	$398

Operating costs and expenses:
Cost of product sales	36	149	89	328
Research and development expenses	68	67	142	141
Selling, general and administrative expenses	165	205	366	454

Total operating expenses	269	421	597	923

Loss from operations	(206)	(286)	(463)	(525)

Interest expense	(31)	(30)	(62)	(61)

Other income, net	-	22	-	213

Net loss before income taxes	(237)	(294)	(525)	(373)

(Provision) Benefit for income taxes	-	(2)	(2)	178

Net loss	$(237)	$(296)	$(527)	$(195)

Net loss per share (basic and diluted)	(0.000)	(0.001)	(0.001)	(0.000)

Weighted average shares used to compute net loss per share (basic and diluted)	700,168	547,826	633,205	543,849

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (in thousands)
 (unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss from operations	$(527)	$(195)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	86	109
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	60	60
Stock-based employee compensation expense	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(18)
Inventories	(5)	129
Prepaid expenses and other current assets	16	6
Accounts payable, accrued expenses and other current liabilities	(26)	(170)

Net cash used in operating activities	(408)	(81)

Cash flows from financing activities:
Principal payments on notes payable	(14)	(15)
Proceeds from shareholder advances	420	192

Net cash provided by financing activities	406	177

Net (decrease) increase in cash	(2)	96

Cash at beginning of period	10	79

Cash at end of period	$8	$175

	Six months ended
	June 30,
	2012	2011

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1	$-

Supplemental disclosure of noncash activities:
Conversion of advances from related party into common stock	$-	$680

Conversion of related party liability into common stock	$914	$-

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

We manufacture and sell HIV-1 BED Incidence EIA test, our AwareTM BED Incidence Test, through an arrangement with the U.S. Centers for Disease Control and Prevention (the “CDC”).

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

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of June 30, 2012 the Company had received $565,000 in investments pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds. Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AwareTM 2 product.

At June 30, 2012, we had a working capital deficit of $2.7 million and our stockholders’ deficit was $4.7 million.  Our cash balance at June 30, 2012 was $8,000, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2012 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which approximately 781,428,462 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of June 30, 2012 and the consolidated results of our operations and our consolidated cash flows for the three and six month period ended June 30, 2012.  The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2011 included in our Form 10-K filed with the SEC on March 22, 2012.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

AwareTM BEDTM HIV-1 Incidence Test	$47	$54	$90	$240
AwareTM Rapid HIV diagnostic tests	3	28	7	52
All other	13	15	13	27

Revenue from product sales	$63	$97	$110	$319

Revenue from raw material sourcing	$-	$38	$24	$79

Total Revenue	$63	$135	$134	$398

Sales to international customers accounted for approximately 76% and 79% of our revenues in the second quarter of 2012 and 2011, respectively.  Four customers accounted for approximately 66% and 76% of our second quarter 2012 and 2011 revenue, respectively.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants of 3,050,000 shares and 6,175,001 shares were excluded from the computation of net loss per share for the three and six month periods ended June 30, 2012 and 2011, respectively, as their effect is anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform with the quarter ended June 30, 2012 presentation.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

(3)      Inventory

Inventory as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$126	$132
Work-in-process	5	5
Finished goods	60	49
Total inventories	$191	$186

(4)      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Trade accounts payable	$1,362	$1,301
Accrued royalties	229	217
Accrued salary and vacation pay	45	44
Accrued interest	16	16
Accrued audit, legal and consulting expenses	72	158
Accrued liabilities of legacy business	190	190
Other	58	72
Total accounts payable and accrued expenses	$1,972	$1,998

(5)      Notes and Debentures Payable

The following table summarizes note and debenture activity for the six months ended June 30, 2012 (in thousands):

	Balance 12/31/11	Additions	Conversion to Equity	Repayments	Balance 6/30/12

Current Notes and Debentures

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable –
Morningtown	$39	$-	$-	$(14)	$25

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

During 2011, Mr. Khidasheli made several advances totaling $397,000 ($145,000 pursuant to the MoU), and in 2012 has made advances totaling $420,000 (all pursuant to the MoU), in anticipation of entering into future subscription agreements or stock purchase agreements. We are using the proceeds of these investments for general working capital purposes.

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

We did not grant any options to employees or members of our Board of Directors during the first six months of 2012 or 2011.  The following table summarizes option activity for all of our stock option plans from December 31, 2011 through June 30, 2012:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2011	3,050,000	$0.112	5.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at June 30, 2012	3,050,000	$0.112	5.37	$0

Options vested and exercisable at December 31, 2011	3,050,000	$0.112	5.87	$0

Options vested and exercisable at June 30, 2012	3,050,000	$0.112	5.37	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At June 30, 2012, the market price of our stock was $0.01 per share, and none of our options were in-the-money.  No options were exercised in the six months period ending June 30, 2012.

The following table summarizes information about stock options outstanding under all of our option plans at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	3,000,000	5.41	$0.110	3,000,000	$0.110
$0.23	50,000	2.82	$0.230	50,000	$0.230

	3,050,000	5.37	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the six month periods ended June 30, 2012 and 2011, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

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

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr in the first six months of 2012 and 2011, and recorded $24,000 and $79,000 of revenue from raw material sourcing, respectively.  During the first quarter of 2011, we provided telephone support and sent one person to Beijing Marr for three weeks, and we recognized $16,716 in revenue related to this technical support.

During the first six months of 2012, one investor has advanced a total of $420,000 to the Company. Through August 14, 2012, this investor has further advanced us $70,000. These advances are intended for future subscription agreements.

(9)      Subsequent Events

Subsequent to June 30, 2012, we have received an aggregate of $70,000 in advances from David Khidasheli (pursuant to the MoU) in anticipation of entering into a subscription or stock purchase agreement. We are using the proceeds of these investments for general working capital purposes.

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

Overview

During the second quarter of 2012, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. On October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for our new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of June 30, 2012 the Company had received $565,000 in investments pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds. Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AwareTM 2 product.

Revenue for the second quarter of 2012 decreased 53% from the second quarter of 2011. Our product sales tend to be irregular from quarter-to-quarter, particularly with our BED product, as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low. We continued to make our AwareTM BED Incidence tests during the quarter.

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

Financial Considerations

Our net cash used in operating activities in the first six months of 2012 was approximately $408,000, compared to $81,000 in first six months of 2011. A primary factor in our lower cash burn during the first six months of 2011 was the $171,147 grant received under the U.S. government’s Qualifying Therapeutic Discovery Project (QTDP) program. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

During the first six months of 2012, we had a net loss of $0.5 million.  At June 30, 2012, we had a working capital deficit of $2.7 million.  Our cash balance at June 30, 2012 was $8,000. We received $70,000 in additional advances from investors after June 30, 2012 and our cash balance as of August 14, 2012 was $22,000. We do not believe this cash balance is sufficient to enable us to fund our operations through the remainder of 2012 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which 781,428,462 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our business plan and achieve self-sustaining cash flow. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the June 30, 2012 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets. Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase. We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not changed materially since year-end.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenues	$63	$135	$134	$398
Cost of product sales	36	149	89	328

Gross Margin	27	(14)	45	70

Operating expenses:
Research and development	68	67	142	141
Selling, general and administrative	165	205	366	454

Total operating expenses	233	272	508	595

Loss from operations	(206)	(286)	(463)	(525)

Interest expense, net	(31)	(30)	(62)	(61)
Other income, net	-	22	-	213
(Provision) Benefit for income taxes	-	(2)	(2)	178

Net loss	$(237)	$(296)	$(527)	$(195)

Quarter ended June 30, 2012 and 2011

Our revenue for the second quarter of 2012 totaled $63,000 compared with $135,000 for the second quarter of 2011, a decrease of $72,000 or 53%.  Sales of our BED Incidence Test accounted for 80% of our sales in the second quarter of 2012, compared with 40% in the second quarter of 2011.  2012 second quarter revenue from the sales of the BED Incidence Test decreased by 13% compared with 2011.  Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 5% and 21% of our sales in the second quarter of 2012 and 2011, respectively.  Second quarter 2012 revenues from the sale of our rapid tests decreased by 89% compared with rapid test revenues in the second quarter of 2011.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.  Second quarter 2012 revenues from the raw material sourcing for Beijing Marr were $0, compared to $38,000 in the second quarter of 2011.  Although we expect these sales to continue indefinitely, we do not consider them to be part of our core business and cannot predict the extent or timing of such revenues in the future.

We reported gross margins of 42% and (10%) of sales in the second quarter of 2012 and 2011, respectively. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In the second quarter of 2011 we recorded a $23,000 inventory allowance, compared to zero inventory allowance in the second quarter of 2012.

During the second quarter of 2012, we had a net loss of $0.2 million, compared to a net loss of $0.3 million during the second quarter of 2011.  At June 30, 2012, we had a working capital deficit of $2.7 million.

Research and development costs were relatively unchanged at $68,000 in the second quarter of 2012 and $67,000 in the second quarter of 2011, as salaries and clinical investigation costs remained consistent period-to-period.

Selling, general and administrative costs decreased by $40,000, or 20%, from $205,000 in the second quarter of 2011 to $165,000 in the second quarter of 2012.  The primary components of the net decrease include the following:
·	a decrease of $11,000 in consulting expenses
·	a decrease of $11,000 in intangible asset amortization due to the expiration of a patent
·	a decrease of $10,000 in legal expenses
·	a decrease of $4,000 in public company expenses

Our loss from operations for the second quarter of 2012 of $206,000 reflects a decrease of 28% compared with the loss of $286,000 reported for the second quarter of 2011.

We recorded net interest expense of $31,000 and $30,000 for the second quarters of 2012 and 2011, respectively.

Six Months Ended June 30, 2012 and 2011

Our revenue from operations for the six month period ended June 30, 2012 totaled $134,000 compared with $398,000 for the six month period ended June 30, 2011, a decrease of $264,000, or 66%. Sales of our BED Incidence Test accounted for 67% of our sales in the first six months of 2012, compared with 60% in the first six months of 2011. Revenue from sales of the BED Incidence Test decreased by 63% in the first six months of 2012 compared with 2011. Such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 6% and 13% of our sales in the first six months of 2012 and 2011, respectively.  First six month 2012 revenues from the sale of our rapid tests decreased by 87% compared with rapid test revenues in the first six months of 2011.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.

We reported gross margins of 33% and 18% of sales in the six month periods ended June 30, 2012 and 2011, respectively. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In the first six months of 2011, we recorded $58,000 in inventory allowances, compared to zero inventory allowances in the first six months of 2012.

Research and development costs were relatively unchanged at $142,000 in the first six months 2012, compared to $141,000 in the first six months of 2011, as salaries and clinical investigation costs remained consistent period-to-period.

Selling, general and administrative costs decreased by $88,000, or 19%, from $454,000 in the first six months of 2011 to $366,000 in the first six months of 2012. The primary components of the net decrease include the following:
·	a decrease of $68,000 in consulting and other outside service expenses
·	a decrease of $22,000 in intangible asset amortization due to the expiration of a patent
·	a decrease of $9,000 in legal expenses
·	offset by a $12,000 increase in clinical investigation expense

We recorded net interest expense of $62,000 for the six month period ended June 30, 2012 compared with $61,000 of net interest expense in the six month period ended June 30, 2011.

We recorded other income of $0 for the six month period ended June 30, 2012 compared with $213,000 of other income in the six month period ended June 30, 2011.  This decrease was primarily due to a grant awarded the Company under the QTDP program, of which the final $171,147 was received in February 2011.

The $178,000 tax benefit for the first six months of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

Our loss from operations of $463,000 for the six month period ended June 30, 2012 represents a reduction of 12% compared with the loss of $525,000 for the six month period ended June 30, 2011.

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

Operating Activities

During the six months ended June 30, 2012, cash used in our operating activities was $0.4 million.  This compares to $0.1 million of cash provided by our operating activities during the same period of 2011, including a $0.2 million QTDP grant received.  In both 2012 and 2011, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the six months ended June 30, 2012, we generated $406,000 from financing activities compared to $177,000 generated from financing activities during the six months ended June 30, 2011. The funds generated from financing activities in the six months ended June 30, 2012 and 2011 were the result of investor advances in anticipation of entering into future subscription agreements.

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of June 30, 2012 the Company had received $565,000 in investments pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (our “CEO”) and principal financial officer (our “CFO”) of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2012, one investor advanced a total of $420,000 to the Company.  These advances were made in anticipation of entering into future subscription agreements, pursuant to which the Company will issue Common Stock to the investor in reliance upon the exemption from registration provided under Regulation S.

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

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: August 14, 2012	By:	/s/ Adel Karas
Adel Karas President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Kartlos Edilashvili
Kartlos Edilashvili Vice President, Chief Financial Officer and Secretary