Form 10-Q
period 2012-09-30
CALYPTE BIOMEDICAL CORP
filed 2012-12-31
CIK 899426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
☐ Yes  ☒ No

The registrant had 700,168,157 shares of common stock outstanding as of December 31, 2012.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$5	$10
Accounts receivable	1	8
Inventories, net of allowance of $2 and $0 at September 30, 2012 and December 31, 2011, respectively	189	186
Prepaid expenses	16	23

Total current assets	211	227

Property and equipment, net of accumulated depreciation of $395 and $375 at September 30, 2012 and December 31, 2011, respectively	24	44
Intangible assets, net of accumulated amortization of $964 and $857 at September 30, 2012 and December 31, 2011, respectively	1,567	1,674
Other assets	14	17

Total assets	$1,816	$1,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,010	$1,998
Advances from shareholder	957	397
Liability with related party	-	914
4% Note payable, including accrued interest of $8 and $6 at September 30, 2012 and December 31, 2011, respectively	26	45
12% Convertible debentures payable	60	60

Total current liabilities	3,053	3,414

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at September 30, 2012 and December 31, 2011; 100,000 shares issued and outstanding at September 30, 2012 and December 31, 2011; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,746	3,656

Total liabilities	6,799	7,070

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at September 30, 2012 and December 31, 2011; 700,168,157 and 547,826,416 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	16,163	15,249
Additional paid–in capital	159,747	159,747
Accumulated deficit	(180,893)	(180,104)

Total stockholders’ deficit	(4,983)	(5,108)

Total liabilities and stockholders’ deficit	$1,816	$1,962

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Product sales	$33	$107	$167	$505

Operating costs and expenses:
Cost of product sales	35	27	124	355
Research and development expenses	62	85	204	226
Selling, general and administrative expenses	169	213	535	667

Total operating expenses	266	325	863	1,248

Loss from operations	(233)	(218)	(696)	(743)

Interest expense	(31)	(30)	(92)	(91)

Other income, net	1	6	-	219

Net loss before income taxes	(263)	(242)	(788)	(615)

Benefit for income taxes	2	-	-	178

Net loss	$(261)	$(242)	$(788)	$(437)

Net loss per share (basic and diluted)	(0.000)	(0.000)	(0.001)	(0.001)

Weighted average shares used to compute net loss per share (basic and diluted)	700,168	547,826	655,689	545,189

See accompanying notes to condensed consolidated financial statements.

 CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss income from operations	$(788)	$(437)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	126	156
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	90	90
Stock-based employee compensation expense	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	7	19
Inventories	(3)	96
Prepaid expenses and other current assets	10	(41)
Accounts payable, accrued expenses and other current liabilities	14	(124)

Net cash used in operating activities	(544)	(243)

Cash flows from financing activities:
Principal payments on notes payable	(21)	(15)
Proceeds from shareholder advances	560	252

Net cash provided by financing activities	539	237

Net decrease in cash	(5)	(6)

Cash at beginning of period	10	79

Cash at end of period	$5	$73

	Nine months ended
	September 30,
	2012	2011

Conversion of advances from related party into common stock	$-	$680

Conversion of related party liability into common stock	$914	$-

 See accompanying notes to condensed consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The Company

Calypte Biomedical Corporation (the “Company”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we had begun developing in 2003. Our emphasis has been on the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 9,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in Russia, India and China as well as a number of key countries in Africa, Southeast Asia and the Middle East. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

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

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of September 30, 2012 the Company had received $705,000 in investments pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds. Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AwareTM 2 product.

At September 30, 2012, we had a working capital deficit of $2.8 million and our stockholders’ deficit was $5.0 million.  Our cash balance at September 30, 2012 was $5,000, which we do not believe is sufficient to enable us to fund our operations through the remainder of 2012 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which approximately 786,095,129 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our long-term business plan and achieve self-sustaining cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of September 30, 2012 and the consolidated results of our operations and our consolidated cash flows for the three and nine month period ended September 30, 2012.  The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date.  Interim results are not necessarily indicative of the results to be expected for the full year or any future interim period.  This information should be read in conjunction with our audited consolidated financial statements for each of the years in the two year period ended December 31, 2011 included in our Form 10-K filed with the SEC on March 22, 2012.

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

Segment and Geographic Information

Our operations are currently focused on the development and sale of HIV diagnostics.  The following table summarizes our product sales revenues by product for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

AwareTM BEDTM HIV-1 Incidence Test	$31	$(2)	$121	$238
AwareTM Rapid HIV diagnostic tests	1	41	8	94
All other	1	12	14	39

Revenue from product sales	$33	$51	$143	$371

Revenue from raw material sourcing	$-	$56	$24	$134

Total Revenue	$33	$107	$167	$505

Sales to international customers accounted for approximately 98% and 93% of our revenues in the third quarter of 2012 and 2011, respectively.  One customer accounted for approximately 68% of our third quarter 2012 revenue.  Three customers accounted for approximately 99% of our third quarter 2011 revenue.

International sales accounted for approximately 90% and 82% of our revenues in the nine months ended September 30, 2012 and 2011, respectively.  Five customers accounted for approximately 60% of our revenue for the nine months ended September 30, 2012.  Four customers accounted for approximately 66% of our revenue for the nine months ended September 30, 2011.

Net Loss Per Share

We compute basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net loss per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average number of shares used in computing basic and diluted net loss per share are the same for the periods presented in these unaudited condensed consolidated financial statements.  Outstanding options and warrants of 3,050,000 shares and 6,175,001 shares were excluded from the computation of net loss per share for the three and nine month periods ended September 30, 2012 and 2011, respectively, as their effect is anti-dilutive.

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

Reclassifications

We made certain reclassifications to prior-period amounts to conform with the quarter ended September 30, 2012 presentation.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 Form 10-K, that are of significance, or potential significance to us.

(3)         Inventory

Inventory as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$134	$132
Work-in-process	4	5
Finished goods	51	49

Total inventories	$189	$186

(4)        Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Trade accounts payable	$1,359	$1,301
Accrued royalties	236	217
Accrued salary and vacation pay	38	44
Accrued interest	16	16
Accrued audit, legal and consulting expenses	94	158
Accrued liabilities of legacy business	190	190
Other	77	72

Total accounts payable and accrued expenses	$2,010	$1,998

(5)        Notes and Debentures Payable

The following table summarizes note and debenture activity for the nine months ended September 30, 2012 (in thousands):

	Balance 12/31/11	Additions	Conversion to Equity	Repayments	Balance 9/30/12

Current Notes and Debentures

12% Convertible Debentures –
Mercator assignees	$60	$-	$-	$-	$60

4% Note Payable –
Morningtown	$39	$-	$-	$(21)	$18

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

During 2011, Mr. Khidasheli made several advances totaling $397,000 (including $145,000 pursuant to the MoU), and in 2012 has made advances totaling $560,000 (all pursuant to the MoU), in anticipation of entering into future subscription agreements or stock purchase agreements. We are using the proceeds of these investments for general working capital purposes.

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

We did not grant any options to employees or members of our Board of Directors during the first nine months of 2012 or 2011.  The following table summarizes option activity for all of our stock option plans from December 31, 2011 through September 30, 2012:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Date Indicated

Options outstanding at December 31, 2011	3,050,000	$0.112	5.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at September 30, 2012	3,050,000	$0.112	5.12	$0

Options vested and exercisable at December 31, 2011	3,050,000	$0.112	5.87	$0

Options vested and exercisable at September 30, 2012	3,050,000	$0.112	5.12	$0

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock at the date indicated exceeded the exercise price of the options (“in-the-money-options”).  At September 30, 2012, the market price of our stock was $0.01 per share, and none of our options were in-the-money.  No options were exercised in the nine months period ending September 30, 2012.

The following table summarizes information about stock options outstanding under all of our option plans at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years to Expiration	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	3,000,000	5.16	$0.110	3,000,000	$0.110
$0.23	50,000	2.57	$0.230	50,000	$0.230

	3,050,000	5.12	$0.112	3,050,000	$0.112

We did not record any income tax benefits for stock-based compensation arrangements for the nine month periods ended September 30, 2012 and 2011, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

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

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr in the first nine months of 2012 and 2011, and recorded $24,000 and $134,000 of revenue from raw material sourcing, respectively.  During the first quarter of 2011, we provided telephone support and sent one person to Beijing Marr for three weeks, and we recognized $16,716 in revenue related to this technical support.

During the first nine months of 2012, one investor has advanced a total of $560,000 to the Company. Through December 31, 2012, this investor has further advanced us $135,000. These advances are intended for future subscription agreements.

(9)        Subsequent Events

Subsequent to September 30, 2012, we have received an aggregate of $135,000 in advances from David Khidasheli (pursuant to the MoU) in anticipation of entering into a subscription or stock purchase agreement. We are using the proceeds of these investments for general working capital purposes.

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

Overview

During the third quarter of 2012, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%.  We have contacted the FDA and started the process to conduct clinical trials.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. On October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for our new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of September 30, 2012 the Company had received $705,000 in advances pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds. Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the initial $1 million from the MOU in order to fully fund our efforts to obtain FDA approval of our AwareTM 2 product.

Revenue for the third quarter of 2012 decreased 69% from the third quarter of 2011. This is primarily due to increased competition from another BED producer that entered the market in 2011. In addition, our product sales tend to be irregular from quarter-to-quarter, particularly with our BED product, as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.

We continued to make our AwareTM BED Incidence tests during the quarter and expect to begin making sales of that product in Russia and several African countries, subject to regulatory approvals. Our plans for future revenue growth are based on the expectation that we will be able to bring our next-generation rapid test, AwareTM 2, to market in the U.S. We have applied for FDA approval to sell AwareTM 2 in the U.S. We do not currently have sufficient cash resources to complete the regulatory approval process and bring the product to market in the U.S.; doing so will require additional financing. There can be no assurance that such financing will be available upon acceptable terms or at all.

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

In order to accomplish our business plan and meet our financial obligations, we must:

•	Reduce accounts payable and other debt and associated fixed costs.
•	Increase marketing and sales of our current products through our distribution network.
•	Conduct a successful clinical trial for our AwareTM 2 product.
•	Raise sufficient capital to fund the foregoing marketing and sales activities and clinical trials.

In 2012, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AwareTM 2 and keeping our operating costs low.

Financial Considerations

Our net cash used in operating activities in the first nine months of 2012 was approximately $544,000, compared to $243,000 in the first nine months of 2011. A primary factor in our lower cash burn during the first nine months of 2011 was the $171,147 grant received under the U.S. government’s Qualifying Therapeutic Discovery Project (QTDP) program. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

During the first nine months of 2012, we had a net loss of $0.8 million.  At September 30, 2012, we had a working capital deficit of $2.8 million.  Our cash balance at September 30, 2012 was $5,000. We received $135,000 in additional advances from investors after September 30, 2012 and our cash balance as of December 31, 2012 was $4,869. We do not believe this cash balance is sufficient to enable us to fund our operations into 2013 unless we continue to receive financing as provided in the MoU.

We currently have 800,000,000 shares of common stock authorized, of which 786,095,129 shares are issued and outstanding or reserved for issuance under current financing arrangements and our incentive plans. If additional financing is available to us, it will likely be in the form of one or more equity or convertible debt transactions. At the current market price of our common stock, we do not have sufficient authorized common stock to raise the capital necessary to execute our business plan and achieve self-sustaining cash flow. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Consistent with our policy on impairment of long-lived assets, given the September 30, 2012 operating loss, the carrying values of Calypte long-lived assets were compared against the undiscounted cash flows of the entity over the remaining useful life of the primary assets. Cash flow projections were based on a combination of historical run-rates and future projections, depending on the markets where the products were registered and the related distribution channels, as well as product in the development phase. We concluded that no impairment was required.

The critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not changed materially since year-end.

Results of Operations

The following represents selected financial data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenues	$33	$107	$167	$505
Cost of product sales	35	27	124	355

Gross Margin	(2)	80	43	150

Operating expenses:
Research and development	62	85	204	226
Selling, general and administrative	169	213	535	667

Total operating expenses	231	298	739	893

Loss from operations	(233)	(218)	(696)	(743)

Interest expense, net	(31)	(30)	(92)	(91)
Other income, net	1	6	-	219
Benefit for income taxes	2	-	-	178

Net loss	$(261)	$(242)	$(788)	$(437)

Quarters ended September 30, 2012 and 2011

Our revenue for the third quarter of 2012 totaled $33,000 compared with $107,000 for the third quarter of 2011, a decrease of $74,000 or 69%.  Sales of our BED Incidence Test accounted for 94% of our sales in the third quarter of 2012, compared with (2%) in the third quarter of 2011. The decrease in BED sales is primarily due to increased competition from another BED producer that entered the market in 2011. In addition, such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 3% and 38% of our sales in the third quarter of 2012 and 2011, respectively.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world.  Third quarter 2012 revenues from the raw material sourcing for Beijing Marr were $0, compared to $56,000 in the third quarter of 2011.  Although we expect these sales to continue indefinitely, we do not consider them to be part of our core business and cannot predict the extent or timing of such revenues in the future.

We reported gross margins of (2%) and 75% of sales in the third quarter of 2012 and 2011, respectively. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In addition, our cost of sales for the quarter ended September 30, 2012 included a $2,000 inventory reserve adjustment and a $2,000 physical inventory adjustment, both of which helped contribute to the negative gross margin for that quarter.

During the third quarter of 2012, we had a net loss of $0.3 million, compared to a net loss of $0.2 million during the third quarter of 2011.  At September 30, 2012, we had a working capital deficit of $2.8 million.

Research and development costs decreased by $23,000, or 27%, from $85,000 in the third quarter of 2011 to $62,000 in the third quarter of 2012, due to reduced salary expense and clinical investigation expense.

Selling, general and administrative costs decreased by $44,000, or 21%, from $213,000 in the third quarter of 2011 to $169,000 in the third quarter of 2012.  The primary components of the net decrease include the following:
·	a decrease of $13,000 in consulting expenses
·	a decrease of $10,000 in legal and accounting expenses
·	a decrease of $6,000 in insurance expenses
·	a decrease of $5,000 in travel expenses
·	a decrease of $5,000 in facility overhead
·	a decrease of $4,000 in intangible asset amortization due to the expiration of a patent

Our loss from operations for the third quarter of 2012 of $233,000 reflects an increase of 7% compared with the loss of $218,000 reported for the third quarter of 2011.

We recorded net interest expense of $31,000 and $30,000 for the third quarters of 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 and 2011

Our revenue from operations for the nine month period ended September 30, 2012 totaled $167,000 compared with $505,000 for the nine month period ended September 30, 2011, a decrease of $338,000, or 67%. Sales of our BED Incidence Test accounted for 72% of our sales in the first nine months of 2012, compared with 47% in the first nine months of 2011. Revenue from sales of the BED Incidence Test decreased by 49% in the first nine months of 2012 compared with 2011, due to increased competition from another BED producer that entered the market in 2011. Also, such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations.  Sales of our AwareTM HIV-1/2 rapid tests accounted for 5% and 19% of our sales in the first nine months of 2012 and 2011, respectively.  Revenues from the sale of our rapid tests during the first nine months of 2012 decreased by 91% compared with rapid test revenues in the first nine months of 2011.  Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world. Our plans for future revenue growth are based on the expectation that we will be able to bring our next-generation rapid test, AwareTM 2, to market in the U.S. We have applied for FDA approval to sell AwareTM 2 in the U.S. We do not currently have sufficient cash resources to complete the regulatory approval process and bring the product to market in the U.S.; doing so will require additional financing. There can be no assurance that such financing will be available upon acceptable terms or at all.

We had gross margins of 26% and 30% of sales in the nine month periods ended September 30, 2012 and 2011, respectively. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively small amounts of revenues and product quantities over which certain fixed expenses, like annual royalty minimum payments, have been allocated.  Product costs in both periods are also not reflective of steady production costs.  In the first nine months of 2011, we recorded $58,000 in inventory allowances, compared to $2,000 of inventory allowances in the first nine months of 2012.

Research and development costs were relatively unchanged at $204,000 in the first nine months 2012, compared to $226,000 in the first nine months of 2011, as salaries and clinical investigation costs were only slightly lower in 2012, compared to 2011.

Selling, general and administrative costs decreased by $132,000, or 20%, from $667,000 in the first nine months of 2011 to $535,000 in the first nine months of 2012. The primary components of the net decrease include the following:
·	a decrease of $81,000 in consulting and other outside service expenses
·	a decrease of $26,000 in intangible asset amortization due to the expiration of a patent
·	a decrease of $19,000 in legal and accounting expenses
·	a decrease of $6,000 in insurance expenses
·	a decrease of $5,000 in travel expense

We recorded net interest expense of $92,000 for the nine month period ended September 30, 2012 compared with $91,000 of net interest expense in the nine month period ended September 30, 2011.

We recorded other income of $0 for the nine month period ended September 30, 2012 compared with $219,000 of other income in the nine month period ended September 30, 2011.  This decrease was primarily due to a grant awarded the Company under the QTDP program, of which the final $171,147 was received in February 2011.

The $178,000 tax benefit for the first nine months of 2011 reflects an adjustment to our fiscal year 2010 income tax liability.

Our loss from operations of $788,000 for the nine month period ended September 30, 2012 represents an increase of 80% compared with the loss of $437,000 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business plan.  We expect that we will need to continue to devote substantial capital resources to running our business, reduction or restructuring of our trade payables and implementing our business plan.  Based on our current forecasts and assumptions, we believe that our existing cash is insufficient to meet our anticipated cash needs for working capital and capital expenditures through the remainder of 2012 unless we continue to receive financing as provided in the MoU.  Given our present financial condition, we have not made any plans for capital expenditures related to manufacturing and operations.

Operating Activities

During the nine months ended September 30, 2012, cash used in our operating activities was $0.5 million.  This compares to $0.2 million of cash used in our operating activities during the same period of 2011, including a $0.2 million QTDP grant received.  In both 2012 and 2011, the cash was used primarily for our selling, general and administrative expenses.

Financing Activities

During the nine months ended September 30, 2012, we generated $539,000 from financing activities compared to $237,000 generated from financing activities during the nine months ended September 30, 2011. The funds generated from financing activities in the nine months ended September 30, 2012 and 2011 were the result of investor advances from private investors in anticipation of entering into future subscription agreements.

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AwareTM 2 product. The MoU contemplates an initial investment of at least $1,000,000 through 2012, contingent upon the Company following an agreed upon budget plan, and potentially up to $4,000,000 from additional investors. To date, the parties have not entered into a definitive agreement or agreed upon a budget plan as contemplated by the MoU; however, as of September 30, 2012 the Company had received $705,000 in investments pursuant to the MoU. Although the MoU expresses the expectation of the parties that the investor will assist us in raising an additional $4 million from other investors, no party is under a contractual obligation to invest any funds beyond the $1 million to be invested pursuant to the MoU, and there can be no assurance that we will be able to raise the additional funds.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (our “CEO”) and principal financial officer (our “CFO”) of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2012, one investor advanced a total of $560,000 to the Company.  These advances were made in anticipation of entering into future subscription agreements, pursuant to which the Company will issue Common Stock to the investor in reliance upon the exemption from registration provided under Regulation S.

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

CALYPTE BIOMEDICAL CORPORATION (Registrant)

Date: December 31, 2012	By:	/s/ Adel Karas
Adel Karas President and Chief Executive Officer

Date: December 31, 2012	By:	/s/ Kartlos Edilashvili
Kartlos Edilashvili Vice President, Chief Financial Officer and Secretary