Form 10-K
period 2012-12-31
CALYPTE BIOMEDICAL CORP
filed 2014-06-24
CIK 899426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Common Stock, $.03 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer 	Accelerated Filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No  ☒

The aggregate market value of the voting and non-voting common equity held by non–affiliates of the registrant as of June 30, 2013 was approximately $3,480,817 based on the $0.005 per share closing price reported for such date on the OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of June 24, 2014 was 700,168,157.

CALYPTE BIOMEDICAL CORPORATION

FORM 10-K

PART I

Item 1. Business.

The Company

Calypte Biomedical Corporation (the “Company” or “We”) develops, manufactures, and distributes in vitro diagnostic tests, primarily for the diagnosis of Human Immunodeficiency Virus (“HIV”) infection. Until late 2005, we manufactured and marketed urine-based HIV-1 diagnostic screening tests and urine and blood-based Western Blot supplemental (sometimes called “confirmatory”) tests for use in high-volume laboratories, which we call our “Legacy Business.” In November 2005, we sold our Legacy Business and began to concentrate primarily on our rapid test platform products which we had begun developing in 2003. Our emphasis has been on the development and commercialization of our AwareTM HIV-1/2 rapid tests. We have completed field trials and product evaluations of our AwareTM HIV-1/2 OMT (oral fluid) rapid test covering an aggregate of over 9,000 samples in China, India, South Africa and elsewhere and believe that the results of these studies and evaluations have validated the test. In our studies, AwareTM HIV-1/2 OMT averaged 99.7% accuracy. We have obtained regulatory approvals in Russia, India and China as well as a number of key countries in Africa, Southeast Asia and the Middle East. Sales of our rapid test products have so far been primarily through the efforts of our distributors in South Africa and the United Arab Emirates (“U.A.E”).

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

Until July 2010, we were the 51% owner of each of two joint ventures in China with Marr Technologies BV (“Marr”), Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010 we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and another debt holder, SF Capital (the “Debt Agreement”), and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (China) Holdings Ltd. (the “Equity Agreement”). Under the Debt Agreement, the parties agreed to convert $6,393,353 in outstanding indebtedness to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000, was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Agreement and transferred certain related technology to Beijing Marr. We have also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. Under the Debt Agreement, $2,008,259 in outstanding indebtedness held by SF Capital was converted to 47,815,698 shares of our common stock.

In March 2011, we successfully completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these results, we have contacted the Food and Drug Administration (FDA) and obtained an Investigational Device Exemption under which we plan to conduct clinical trials and apply for Premarket Approval.

Requirements of Additional Capital and Business Plan

In October 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for the new AwareTM 2 product. To date, we have received the full $1,000,000 investment contemplated by the MoU and an additional $449,500 in advances from the investor.

On January 9, 2014, we entered into an Investment Agreement (the “Investment Agreement”) with DP Tzuan (HK) Limited (“DP Tzuan”), under which DP Tzuan agreed to invest $2 million in cash through the purchase of 400,000,000 shares of Common Stock at a price of $0.005 per share, subject to the terms and conditions described below. In order to enable us to proceed with the sale of shares to DP Tzuan and to ensure that sufficient shares of Common Stock will be available for issuance in the future, the Board of Directors and the stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of such Common Stock authorized for issuance from 800,000,000 to 2,400,000,000 and to reduce the par value of such Common Stock from $0.03 per share to $0.005 per share. The Investment Agreement provides for the investment to be made in three installments: (i) $500,000 as soon as practicable following the effective time of the Amendment; (ii) $500,000 on May 1, 2014; and (iii) $1 million on November 1, 2014. Under the Investment Agreement, Calypte and DP Tzuan will develop a mutually-agreed budget plan for Calypte, and each installment of DP Tzuan’s investment will be contingent upon our compliance with the above-referenced budget plan. As of June 24, 2014, we have received $500,000 in investments pursuant to the Investment Agreement.

Our cash balance at June 24, 2014 was $38,235. Based on our revised revenue and expense forecasts, we anticipate that we will be required to raise additional financing beyond the MoU and the Investment Agreement in order to fully fund our efforts to obtain FDA approval of our AwareTM 2 product.

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

In order to accomplish our business plan and meet our financial obligations, we must:

●	Reduce accounts payable and other debt and associated fixed costs.
●	Increase marketing and sales of our current products through our distribution network.
●	Conduct a successful clinical trial for our AwareTM 2 product.
●	Raise sufficient capital to fund the foregoing marketing and sales activities and clinical trials.

As of the second quarter of 2014, we remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AwareTM 2 and keeping our operating costs low.

Our Products

Our product line includes our AwareTM line of low cost rapid tests, our AwareTM HIV-1 BED Incidence test and our Aware MessengerTM specimen collection device. At present, our rapid tests are designed for use in international markets. We plan to introduce rapid tests for the domestic market in the future; this plan includes AwareTM 2.

The AwareTM Rapid Test Product Line

Our HIV-1/2 rapid tests are based on lateral flow immunochromatography technology and are used to detect antibodies to HIV Type 1 (“HIV-1”) and HIV Type 2 ("HIV-2") in oral mucosal transudate ("OMT"), also called "oral fluid".  Rapid tests provide results in 20 minutes or less, which reduces patient anxiety and increases both return-for-results and linkage to care (because of the inherent delay, a large proportion of laboratory testing clients do not receive their test results.)  Rapid tests are particularly suitable for point-of-care testing in both the professional sector and in the over-the-counter ("OTC") market, especially in developing countries which may lack the medical infrastructure to support laboratory based testing.

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

Our current AwareTM line includes the following products:

AwareTM HIV-1/2 OMT (Oral fluid) PRO (Professional)

We developed the AwareTM HIV-1/2 OMT test to address the drawbacks of blood testing. We believe this test is ideally suited to clinical or professional settings in the developing world. Although the range of other assays that can presently be performed on OMT samples is limited, OMT samples can be easily collected anywhere, including public settings, giving the test a unique advantage over tests using blood or other sample media which may currently support a wider range of tests. Clinical studies demonstrated that the accuracy of our OMT test is only slightly lower than laboratory blood tests and on a par with the best rapid blood tests. The strengths of the AwareTM HIV-1/2 OMT test are:

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
●

Although more expensive than blood test devices, the all-in costs of testing (including costs of handling and disposal of blood) are comparable or lower for oral fluid than for blood. Further, we expect the AwareTM OMT to have a cost advantage over its primary current oral fluid competitor.

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

HIV-1 BED Incidence EIA

The HIV-1 BED Incidence EIA Test, recently re-named the AwareTM BED HIV-1 Incidence Test (the “Incidence Test”), is designed to estimate the rate of new HIV infections in a population by determining what proportion of a population of HIV infected people were infected recently (e.g. within approximately the past 6 months). Under a license from the CDC, we have the right to market this test worldwide. The guidelines that dictate how the test is to be interpreted and how the data generated by the test are to be used are determined by the CDC. We also market a supplementary control kit that contains materials required to use the Incidence Test for testing dried blood, serum or plasma spots.

We believe that the capability of this test is significant because a critical element of reducing HIV transmission rates is identifying where new infections are occurring and instituting prevention programs accordingly. The Incidence Test is useful as an epidemiological measurement tool to track the expansion of HIV infection into susceptible populations, which will allow public health agencies to more efficiently use their resources by focusing their prevention efforts on those groups having the greatest need. Incidence estimates help determine the effectiveness of prevention programs from both a disease spread and financial resource perspective and allow managers to evaluate areas appropriate for alternative therapeutic media, such as vaccine trials. Sales of this product accounted for approximately 70%, 54% and 58% of our revenues in 2012, 2011 and 2010, respectively.

Aware MessengerTM Oral Fluid Sample Collection Device

Our Aware Messenger™ oral fluid collection device is intended for the collection, stabilization, and transport of an oral fluid specimen to be used for the detection of specific antibodies or other substances. Aware Messenger™ specimens may be tested with conventional laboratory-based immunoassays (e.g. ELISA) enabling high-throughput batch testing, automation, quantitative results, and lower costs. Oral fluid specimens collected with this device are easily obtained and have been shown to yield high quality samples rich in various analytes representative of those found in blood. This device is based on the same collection principle as employed in our AwareTM HIV-1/2 OMT test. The device can be used to collect samples for analysis for not only HIV antibodies, but also other screening applications such as cotinine (a metabolite of nicotine indicative of smoking) and cocaine. Our initial target for this product is for research use and reference laboratories in the life insurance risk assessment market having the capability to self-validate assays employing the device. We envision that many blood tests can be optimized for use with the Aware Messenger™ device, potentially providing a much larger market for this product.

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

The U.S. FDA has recently approved a competing product, the OraQuick In-Home test, as the first over-the-counter HIV rapid test. We believe that OTC tests will be advantageous in the battle against HIV transmission and that AwareTM 2 would also be appropriate for use in an FDA-approved OTC application.

Potential Future Products

We believe that the Ani Platform provides us with an alternative product format with potential applicability in both the professional and OTC markets worldwide. We are also evaluating the development of a rapid test for non-HIV applications such as the detection of syphilis.

Before we can exploit any of these opportunities, we will need to prove the viability of the Ani Platform using the AwareTM 2 HIV test.  The investigational device exceeded 99% sensitivity and specificity in initial testing, including clinical trials in the U.S. and Africa.  We have contracted with a U.S. FDA approved manufacturer for production of the devices and filed an Investigational Device Exemption ("IDE") under which we plan to conduct clinical trials in the U.S. as part of our application for FDA Premarket Approval.  The FDA has approved our IDE and we are currently conducting technology transfer to enable production of test devices and recruiting collection sites for the clinical trials.

We are also evaluating potential opportunities relating to our Aware MessengerTM oral fluid sample collection platform. In addition to rapid tests for diseases other than HIV-1/2, there is the potential to enter the drugs of abuse testing market. This is a multi-billion dollar global market in which oral fluid testing has several strong advantages over urine testing, including reduction of privacy concerns, immediacy of testing and resistance to sample tampering.

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

During 2012, 2013 and 2014 year-to-date, we focused on the following primary markets:

Africa

In Africa, we have been pursuing individual country markets for our AwareTM HIV-1/2 OMT rapid test products where we expect growth rates for HIV testing to be the highest. Our AwareTM HIV-1/2 OMT test is currently approved for sale in South Africa, Cote d’Ivoire, Kenya, and Uganda. We received our initial orders for the AwareTM HIV-1/2 OMT test in 2006 from South Africa, and sales to our South African distributor have continued regularly since then. We have focused our marketing activity mostly in Kenya, Uganda and South Africa during 2012.

Middle East

In the Middle East we have product approval in Iraq and U.A.E. In 2009, we terminated our relationship with the prior distributor in U.A.E. In 2012, we focused on finding suitable partners to help us grow the potential for oral fluid based HIV testing in the gulf countries to a significant business for Calypte. While we have had some strategic discussions with a few distributors we don’t have a definitive agreement with any of them at this time.

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

Among these manufacturers, there are a few that sell products meeting North American and Western European quality standards in developing countries. These global players typically have an established presence in multiple geographic regions and their products set the performance standard for the industry. While these companies are primarily headquartered in Western Europe or the United States, they may manufacture in developing countries at lower cost. Their HIV rapid diagnostic tests are considered to be the quality leaders in the market, with accuracies exceeding 99%.

We believe our OMT tests have unique advantages compared with blood-based tests, including the following:

●

Non-invasive and painless sampling. Studies show greater acceptance of HIV testing without the pain, risk and potential violation of cultural taboos involved in drawing blood, which translates into higher testing rates

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

The U.S. FDA has recently approved a competing product, the OraQuick in-home test, as the first over-the-counter HIV rapid test. If our AwareTM 2 rapid test is approved for sale in the U.S., we expect to face substantial competition from the OraQuick test, which will have been on the market for a significant period of time prior to the introduction of AwareTM 2 in the U.S.

Research and Development Spending

Our product research and development (“R&D”) spending was $0.3 million in each of 2011 and 2012. In 2013, pursuant to the investment under the MoU, and in 2014, pursuant to the investment under the Investment Agreement, we are gradually ramping up our R&D spending as we focus on our AwareTM 2 research.

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

Manufacturing

To meet the challenges of testing for HIV in the developing world, we have adopted a manufacturing strategy for our rapid tests that utilizes the reduced labor and overhead rates typical of the regions in which we expect to sell our tests. We have established manufacturing capabilities in the U.S. and Thailand. We have outsourced our manufacturing to various third party manufacturers including Pacific Biotech in Thailand. Under the terms of the contract manufacturing agreement, we pay Pacific Biotech a volume-variable price per test for assembly of AwareTM test kits. Pacific Biotech is an ISO 13485 certified manufacturing facility.   We have also outsourced to MML, in Troutdale, Oregon for our Aware MessengerTM oral fluid sampling device and some of our Incidence Testing. The terms of the MML agreement are similar to the Pacific Biotech agreement. MML is an FDA registered GMP and ISO compliant manufacturing facility.

Government Regulation

AwareTM Rapid Tests

Regulatory approval requirements to sell products are characteristic of the diagnostic industry. Throughout the developing world, countries can generally be classified in one of the following three categories regarding regulatory approvals:

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

Local Approvals

The time, effort, and cost of market entry for non-blood tests is significantly higher than for blood tests. In many countries, blood HIV tests may be evaluated using archived sets of well-characterized blood samples known as standardized panels. While readily available for blood, such panels do not exist for oral fluid tests. Consequently, we must demonstrate the clinical performance of our oral fluid tests through formal clinical trials. Regulatory requirements represent a potential barrier to our timely entry to certain markets due to the high cost and time required for clinical trials.

We have obtained regulatory approval for our AwareTM OMT product line in the following countries as of December 2012: China, Kenya, Russia, South Africa, Uganda, Zambia, Iraq, Cote d’Ivoire, United Arab Emirates Peru, Pakistan and Georgia.

USAID Waiver

Many international HIV intervention programs are supported by foreign funding. In the case of funding supplied by the United States, typically through USAID or PEPFAR, products that are not approved locally in the country of intended use or by the FDA may be used, provided they have a waiver issued by the USAID and CDC. Since the end of 2007, our AwareTM HIV-1/2 rapid oral fluid test has been included on the USAID waiver list.

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

Employees

As of December 31, 2012, we had three full time employees and five consultants, including all of our senior management. As of June 24, 2014, we have three full time employees, 2 part-time employees, including all of our senior management, and three consultants. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

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

Because of our recurring operating losses and negative cash flows from operations and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. At December 31, 2012 and 2011, we had working capital deficits of $3.1 million and $3.2 million, respectively. Our cash on hand and existing sources of cash are insufficient to fund our cash needs over the next twelve months under our current capital structure. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We will need additional financing to meet our financial needs.

Despite our having obtained a commitment by a private investor to invest an additional $1 million pursuant to the MoU, and another investor to invest $2 million pursuant to the Investment Agreement, we will continue to require additional capital in order to fund our operations and achieve positive cash flow. Our current plan is to obtain additional financing after reviewing all possible options in detail, including, but not limited to, the issuance of equity or debt securities or alliances or joint ventures with other biotechnology firms, pharmaceutical companies with biotechnology divisions or medical diagnostic companies. It may be difficult, or impossible, for us to raise additional capital because our stock price has recently been trading at below its par value and because we may not have sufficient shares of authorized stock to issue to investors. If we are able to raise capital, funds raised from the issuance of additional equity securities may have a negative effect on our stockholders, such as a dilution of their percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of our current stockholders. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. If we cannot obtain additional financing, we will likely not be able to continue our operations.

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

At December 31, 2012, our domestic trade accounts payable totaled $1.4 million, of which essentially all was over 60 days past due. Further, we currently have a number of cash-only arrangements with suppliers. Certain vendors and service providers may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor. If the working capital that enables us to make payments is not available when required, we will be placed in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. Additionally, our financial condition has prevented us from ordering certain materials in the most economical order quantities, which increases the cost of our products and reduces our margins.

We have federal and state net operating losses and research and development credits which may expire before we can utilize them.

At December 31, 2012, we had federal net operating loss carryforwards of approximately $135 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards following a “change in ownership.”  The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership. Our private placements and other sales of our equity securities can potentially cause a change of ownership either individually or in the aggregate. We have conducted a preliminary analysis of our stock ownership changes which indicates that ownership changes within the meaning of Section 382 of the Internal Revenue Code may have occurred in 2003 and 2004. After applying the Section 382 limitations resulting from these presumed ownership changes, approximately $83 million and $10.2 million of federal and state net operating loss carryforwards, respectively, are available at December 31, 2012. If a change of ownership has occurred as a result of past financings and an annual limitation is imposed, we may not be able to fully utilize all of our federal and state loss carryforwards and research and development credit carryforwards. Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax asset, financial position and results of operations.

Risks Related to the Market for Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

Since our inception of operations through December 31, 2012, we have incurred a cumulative loss of $181.2 million. We expect to continue to incur losses as we spend additional capital to market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenue or profit, or if we do, that we will be able to continue earning such revenues or profit. Any economic weakness or global recession, including the current environment, may limit our ability to ultimately market our products. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

We currently have a large number of stock options outstanding. The exercise of stock options and warrants into shares of common stock could cause significant dilution to our stockholders. In addition to the potential dilutive effect of issuing a large number of shares upon exercise of stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place significant downward pressure on the trading price of our common stock.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended December 31, 2012. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Risks Related to Our Business

A viable market for our products may not develop or we may not be able to successfully develop and market new products that we plan to introduce.

Our future success will depend, in large part, on the market acceptance, and the timing of such acceptance, of our AwareTM HIV-1/2 OMT rapid test and the HIV-1 BED Incidence Test and such other new products (e.g., the AwareTM 2 HIV test) or technologies as we may develop or acquire. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have extremely limited resources with which to stimulate market interest in and demand for our products and limited evidence on which to evaluate the market’s reaction to products that may be developed.

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

There are numerous patents in the United States and other countries which claim lateral flow assay methods and related devices, some of which cover the technology used in our rapid test products and are in force in the United States and other countries. In 2004, we entered into a non-exclusive sublicense agreement with Abbott Laboratories that grants us worldwide rights related to patents for lateral flow assay methods and related devices. We believe that the acquisition of these rights will enable us to make or sell our rapid test products in countries where these patents are in force. In 2004, we also acquired a sublicense from Bio-Rad Laboratories and Bio-Rad Pasteur for patents related to the detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent a small fraction of the known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. We believe that this sub-license agreement makes it possible for us to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Additionally, in 2004, we acquired rights from Ani Biotech for its rapid test diagnostic platform and sample applicator, which we believe is a viable alternative to current lateral flow technologies and with potentially worldwide applicability. The loss of any one of these licenses or challenges to the patents would be detrimental to the commercialization of our rapid tests by delaying or limiting our ability to sell our rapid test products, which would adversely affect our results of operations, cash flows and business.

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

The success of our plans to enter international markets may be limited or disrupted due to risks related to international trade and marketing and the capabilities of our distributors and manufacturers.

We must rely on revenues to be generated from sales of our current or planned incidence and rapid tests, largely to international distributors. We believe that our alternative fluid-based tests can provide significant benefits in countries that do not have the facilities or personnel to safely and effectively collect and test blood samples. To date, however, sales to international customers have resulted in relatively insignificant revenues. A majority of the companies with which we compete in the sale of HIV screening tests actively market their diagnostic products outside of the United States. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets, including HIV-1/2 rapid tests, which are not approved for sale in the U.S. market. There can be no assurance that our products will compete effectively against these products in foreign markets. The following risks may limit or disrupt the success of our international efforts:

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Trading Market

Our common stock, par value $0.005 per share, is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CBMC.” High and low quotations reported by the OTCBB are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
2012	4th	$0.008	$0.002
2012	3rd	0.010	0.006
2012	2nd	0.013	0.005
2012	1st	0.017	0.010

2011	4th	$0.022	$0.010
2011	3rd	0.029	0.012
2011	2nd	0.039	0.012
2011	1st	0.049	0.004

On December 31, 2012, there were approximately 296 holders of record of our common stock. The closing price of our common stock on December 31, 2012 was $0.003 per share. We have never paid any cash dividends, and our Board does not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the operation and expansion of our business.

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

Overview of Recent Events

As of June 24, 2014, we continued to focus on our research and development operations, and building upon the promising results of the completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. We have contacted the FDA and started the process to conduct clinical trials.

Our ability to obtain a small stream of funding through private placements of common stock has enabled us to continue our operations. On October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for our new AwareTM 2 product. To date, we have received the full $1,000,000 investment contemplated by the MoU and an additional $449,500 in advances from the investor. On January 9, 2014, we entered into an Investment Agreement (the “Investment Agreement”) with DP Tzuan (HK) Limited (“DP Tzuan”), under which DP Tzuan agreed to invest $2 million in cash through the purchase of 400,000,000 shares of Common Stock at a price of $0.005 per share. In order to enable us to proceed with the sale of shares to DP Tzuan and to ensure that sufficient shares of Common Stock will be available for issuance in the future, the Board of Directors and the stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of such Common Stock authorized for issuance from 800,000,000 to 2,400,000,000 and to reduce the par value of such Common Stock from $0.03 per share to $0.005 per share. The Investment Agreement provides for the investment to be made in three installments: (i) $500,000 as soon as practicable following the effective time of the Amendment; (ii) $500,000 on May 1, 2014; and (iii) $1 million on November 1, 2014. Under the Investment Agreement, Calypte and DP Tzuan will develop a mutually-agreed budget plan for Calypte, and each installment of DP Tzuan’s investment will be contingent upon our compliance with the above-referenced budget plan. As of June 24, 2014, we have received $500,000 in investments pursuant to the Investment Agreement.

Revenues for 2012 and 2013 have decreased from 2011 revenue. This is primarily due to increased competition from another BED producer that entered the market in 2011. In addition, our product sales tend to be irregular from quarter-to-quarter, particularly with our BED product, as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. We remain focused on our strategy of increasing marketing and sales in a subset of countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, developing new products for the western markets and keeping our operating costs low.

We continued to make our AwareTM BED Incidence tests during the year and expect to begin making sales of that product in Russia and several African countries, subject to regulatory approvals. Our plans for future revenue growth are based on the expectation that we will be able to bring our next-generation rapid test, AwareTM 2, to market in the U.S. We have begun the process of seeking FDA approval to sell AwareTM 2 in the U.S. We do not currently have sufficient cash resources to complete the regulatory approval process and bring the product to market in the U.S.; doing so will require additional financing. There can be no assurance that such financing will be available upon acceptable terms or at all.

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

In order to accomplish our business plan and meet our financial obligations, we must:

●	Reduce accounts payable and other debt and associated fixed costs.
●	Increase marketing and sales of our current products through our distribution network.
●	Conduct a successful clinical trial for our AwareTM 2 product.
●	Raise sufficient capital to fund the foregoing marketing and sales activities and clinical trials.

We remain focused on our strategy of increasing marketing and sales in the countries where our products are registered, seeking additional product registrations in countries where we have a high likelihood of making sales, planning for the clinical trials of AwareTM 2 and keeping our operating costs low.

AwareTM  BED Incidence Test

We began selling the BED Incidence Test in the fourth quarter of 2004. It accounted for approximately 70% and 55% of our sales in calendar years 2012 and 2011, respectively. Revenue from the sale of the Incidence Test decreased by approximately 49% between 2011 and 2012, primarily due to increased competition from another BED producer that entered the market in 2011.

AwareTM HIV 1/2 OMT Rapid Tests

Sales of our HIV-1/2 OMT rapid diagnostic tests accounted for approximately 8% of our revenues in 2012 compared with 15% in 2011. Revenue from the sale of the rapid diagnostic tests decreased by approximately 80% between 2011 and 2012. Because of the nature of the product and the fact that we are still commercializing it, sales tend to be irregular as we gain approvals for and begin distribution of those tests in various parts of the world. Our plans for future revenue growth are based on the expectation that we will be able to bring our next-generation rapid test, AwareTM 2, to market in the U.S. We have begun the process of seeking FDA approval to sell AwareTM 2 in the U.S. We do not currently have sufficient cash resources to complete the regulatory approval process and bring the product to market in the U.S.; doing so will require additional financing. There can be no assurance that such financing will be available upon acceptable terms or at all

AwareTM MessengerTM Sampling Device

Our AwareTM MessengerTM oral fluid sample collection device and our Life Sciences reagents, both introduced during early 2008, accounted for approximately 6% of our 2012 sales.

Financial Condition and Results of Operations

During 2012 and 2011, we used cash of $0.7 million and $0.4 million, respectively, in our operations. In both periods, the cash used in operations was primarily for development and commercialization of our rapid tests, as well as for our selling, general and administrative expenses.

The following summarizes the results of our operations for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011

Total revenues	$230	$579
Cost of product sales	216	417

Gross Margin	14	162

Operating expenses:
Research and development	259	296
Selling, general and administrative	710	839

Total operating expenses	969	1,135

Loss from operations	(955)	(973)

Interest expense, net	(122)	(121)
Other income, net	1	223
Benefit for income taxes	-	178

Net loss	$(1,076)	$(693)

Years Ended December 31, 2012 and 2011

Our revenue for 2012 totaled $230,000 compared with $579,000 for 2011, a decrease of $349,000, or 60%. Sales of our BED Incidence Test accounted for 70% of our sales in 2012, compared with 55% in 2011. Revenue from the sales of the BED Incidence Test decreased by 49% in 2012 compared with 2011 primarily due to increased competition from another BED producer that entered the market in 2011. Also, such sales tend to be irregular as public health and research institutions begin or conclude various studies to monitor the incidence of HIV infection within their subject populations. Sales of our AwareTM HIV-1/2 rapid tests accounted for 8% and 15% of our revenues for 2012 and 2011, respectively. Revenues from the sale of our HIV-1/2 rapid tests decreased by 80% in 2012 compared with revenues in 2011. Previously, a large proportion of our sales of Aware OMT occurred in South Africa. Sales in South Africa have declined significantly in recent years due to pricing competition from blood testing kits and the fact that the World Health Organization (“WHO”) has not yet added oral fluid tests to its procurement list, which has caused our primary customers in South Africa to cut back on their purchases of Aware OMT. We are in the process of working on prequalification from the WHO. Our plans for future revenue growth are based on the expectation that we will be able to bring our next-generation rapid test, AwareTM 2, to market in the U.S. We have begun the process of seeking FDA approval to sell AwareTM 2 in the U.S. We do not currently have sufficient cash resources to complete the regulatory approval process and bring the product to market in the U.S.; doing so will require additional financing. There can be no assurance that such financing will be available upon acceptable terms or at all. Our Aware MessengerTM oral fluid sample collection device and our Life Sciences reagents accounted for 6% of our 2012 sales. Sales of raw materials to our former joint venture partner, Beijing Marr, accounted for $37,000 in 2012.

Four customers accounted for approximately 54% of our revenue for 2012. Four customers accounted for approximately 66% of our revenue for 2011. For 2012, 7% of our revenue was from domestic customers, with 93% coming from international customers. For 2011, 18% of our revenue was from domestic customers, with 82% coming from international customers.

We reported a gross margin of 6% of sales in 2012, compared with a gross margin of 28% in 2011. Margins are down primarily due to $35,000 of inventory reserves recorded during 2012. The margins we reported in both 2012 and 2011, however, are not typical of our expected future results because of the relatively nominal amounts of revenues and product quantities over which the quality systems costs and certain fixed expenses, like annual royalty minimum payments, have been allocated. Product costs in both periods are based on resource-constrained purchasing patterns and pilot-plant-sized production lots, and do not reflect the economies of scale that we anticipate when we achieve true commercial scale operations.

Research and development (“R&D”) costs decreased by $37,000, or 13%, from $296,000 in 2011 to $259,000 in 2012. The R&D expense decrease is due to reduced salary expense and clinical investigation expense.

Selling, general and administrative costs decreased by $129,000, or 15%, from $839,000 in 2011 to $710,000 in 2012, primarily due to a decrease in legal and consulting expenses, and a decrease in intangible asset amortization due to the expiration of a patent.

Our 2012 net loss was $1.1 million, compared to net loss of $0.7 million in 2011. The 2011 net loss includes a $178,000 tax benefit from an adjustment to our fiscal year 2010 income tax liability, and $223,000 other income from a grant awarded the Company under the U.S. Government's Qualifying Therapeutic Discovery Project (QTDP) program. The QTDP grant is provided under section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010.

We recorded net interest expense of $122,000 in 2012 compared with net interest expense of $121,000 in 2011.

The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2012	2011

Interest expense on debt instruments paid or payable in cash	$-	$-
Non-cash expense composed of:
Accrued interest on 4% Note Payable	(2)	(1)
Expense attributable to dividends on mandatorily redeemable Series	(120)	(120)
A preferred stock

Total non-cash items	(122)	(121)

Total interest expense	$(122)	$(121)

Liquidity and Capital Resources

For the year ended December 31, 2012, we incurred a net loss of $1.1 million, and a negative cash flow from operations of $0.7 million. At December 31, 2012, we had a working capital deficit of $3.1 million and our stockholders’ deficit was $5.3 million. Our cash balance at December 31, 2012 was $15,000.

Our consolidated operating cash burn rate for 2012 averaged approximately $57,000 per month compared to approximately $37,000 per month in 2011. Our increased burn rate for 2012 is primarily due to our decreased product sales.

During 2012, we generated $687,000 from financing activities compared to $379,000 generated from financing activities during 2011. The funds generated from financing activities in both 2012 and 2011, were primarily the result of advances from shareholders.

On October 10, 2011, we entered into a memorandum of understanding (“MoU”) with a private investor to secure funding needed to initiate the FDA approval procedures for our new AwareTM 2 product. To date, we have received the full $1,000,000 investment contemplated by the MoU and an additional $449,500 in advances from the investor.

Subsequent to December 31, 2012 and through the date of this filing, we have received an aggregate of $589,500 in advances from two of our investors, completing the $1 million of the funds committed pursuant to the MoU, plus $449,500 of additional advances. We are using the proceeds of these investments for general working capital purposes.

On January 9, 2014, we entered into an Investment Agreement (the “Investment Agreement”) with DP Tzuan (HK) Limited (“DP Tzuan”), under which DP Tzuan agreed to invest $2 million in cash through the purchase of 400,000,000 shares of Common Stock at a price of $0.005 per share. In order to enable us to proceed with the sale of shares to DP Tzuan and to ensure that sufficient shares of Common Stock will be available for issuance in the future, the Board of Directors and the stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of such Common Stock authorized for issuance from 800,000,000 to 2,400,000,000 and to reduce the par value of such Common Stock from $0.03 per share to $0.005 per share. The Investment Agreement provides for the investment to be made in three installments: (i) $500,000 as soon as practicable following the effective time of the Amendment; (ii) $500,000 on May 1, 2014; and (iii) $1 million on November 1, 2014. Under the Investment Agreement, Calypte and DP Tzuan will develop a mutually-agreed budget plan for Calypte, and each installment of DP Tzuan’s investment will be contingent upon our compliance with the above-referenced budget plan. As of June 24, 2014, we have received $500,000 in investments pursuant to the Investment Agreement.

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

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2014. Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.

We presently do not have any available credit, bank financing or other external sources of liquidity. Additional financing is required in order to meet our current and projected cash flow deficits from operations. We have financed our operations from our inception primarily through the private placements of preferred stock and common stock, our initial public offering and the issuance of convertible notes and debentures. Since 2009, we have relied on periodic equity investments by two private investors as our sole source of financing. In March 2014, we entered into an Investment Agreement to raise $2 million through the sale of Common Stock to DP Tzuan. Should these investors discontinue their financial support, we would be required to identify other sources of capital. There is no assurance that such capital will be available upon acceptable terms, if at all.

In order to obtain financing from other sources, we may need to sell additional shares of our common stock, other equity or debt securities or borrow funds from private lenders. Our ability to raise additional capital may depend upon the status of capital markets and industry conditions. Moreover, it may be difficult, or impossible, for us to raise additional capital because our stock price has often traded at below its par value. If we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Our independent accountants have stated in their report dated June 24, 2014 that our recurring operating losses and negative cash flows from operations and the insufficient cash resources to sustain operations through 2014 raise substantial doubt about our ability to continue as a going concern.

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

●

Stock based compensation    We issue stock-based compensation awards to employees, non-employee directors and consultants in the form of stock options. Compensation expense related to stock-based transactions, including stock options, is measured and recognized in the financial statements based on fair value of the award on the date of grant. We recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.  We have estimated the fair value of options granted and we expect to estimate the fair value of future grants, using the Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  To date, we have generally estimated the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest.  We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.  As required under ASC 718, we will review our valuation assumptions at each grant date and, as a result, may periodically change the valuation assumptions used to value employee stock-based awards granted in future periods.

Adoption of New Accounting Pronouncements

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 are included on pages F-1 through F-20 of this Annual Report on Form 10-K.

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

(2)        Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting is not effective as of December 31, 2012. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with our financial reporting requirements. This control environment material weakness contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a list of our directors and executive officers as of December 31, 2012. Directors serve until the next annual meeting stockholders and until their successors are elected or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director Since
Adel Karas	68	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007
Kartlos Edilashvili	39	Chief Financial Officer, Secretary and Director	2010
Tareq Al Yousefi	50	Director	2009

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

Kartlos Edilashvili was appointed to our Board of Directors in February 2010 and became our Chief Financial Officer in April 2012. Prior to becoming Chief Financial Officer Mr. Edilashvili had served as a Vice President of a subsidiary of ours in Geneva, Switzerland since August 2007. From 2005 to 2007 he was a Senior Technical Advisor of WAPMERR in Geneva. Prior thereto, he served as First Secretary for the Embassy of Georgia in Geneva. Mr. Edilashvili holds an MA in Finances from Tbilisi State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors, and persons who beneficially own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such Reporting Persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to Reporting Persons were satisfied on a timely basis.

Code of Business Conduct

We previously adopted a Code of Business Conduct that applied to all of our employees, including our chief executive officer and principal financial and accounting officer, and to the members of our Board of Directors. Given the nearly 100% turnover among our Board of Directors and management team and significant reduction in our staffing during the past four years, we have suspended implementation of our Code of Business Conduct while we consider changes to the code to reflect the needs of the organization and continue to focus on resolving more immediate issues affecting our cash flow and long-term viability.

Item 11. Executive Compensation

Our executive officers are Adel Karas, President and Chief Executive Officer, and Kartlos Edilashvili, Chief Financial Officer and Secretary. Mr. Karas joined Calypte as a nonemployee director in 2007 and took on these executive officer roles in 2008 after the persons who previously held those positions left Calypte. Mr. Edilashvili joined Calypte as a nonemployee director in 2010 and in these executive officer roles in 2012. The following table sets forth compensation we awarded or paid to Messrs. Karas and Edilashvili during the years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Option Awards (2)	Total
Adel Karas (1)	2012	$14,500	$14,500
President, Chairman of the Board and Chief Executive Officer	2011	—	—
Kartlos Edilashvili (1)	2012	$5,800	$5,800
Chief Financial Officer and Secretary

(1) Neither of our executive officers earned any compensation during 2012 or 2011 other than compensation awarded in the form of stock options.

(2) The assumptions used to derive the fair value of each stock option award shown in this column are discussed in Footnote 10 to our Consolidated Financial Statements.

The following table sets forth information concerning options held by Mr. Karas and Mr. Edilashvili as of December 31, 2012 and 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Adel Karas	3,000,000	(1)	-	$0.11	11/28/17
Adel Karas	1,250,000	(2)	3,750,000	$0.03	12/27/22
Kartlos Edilashvili	500,000	(2)	1,500,000	$0.03	12/27/22

(1)The option vested and became exercisable with respect to (i) 1,500,000 shares on November 28, 2007 (the date of grant); (ii) 750,000 shares on November 28, 2008; and (iii) 750,000 shares on November 28, 2009.

(2)The option was vested and exercisable as to 25% of the shares on the date of grant, December 28, 2012, and continues to vest and become exercisable as to an additional 25% of the shares on each anniversary of the date of grant.

Compensation of Directors

We have no cash compensation arrangements with our non-employee directors. Directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board of Directors and committee meetings. Additionally, our sole non-employee director, Tareq Al Yousefi, has received an equity award under our 2004 Equity Incentive Plan. The table below sets forth information concerning compensation we awarded or paid to Mr. Al Yousefi during the year ended December 31, 2012. See “Summary Compensation Table” for information relating to compensation of Adel Karas, our President, Chairman of the Board and Chief Executive Officer, and Kartlos Edilashvili, our Chief Financial Officer.

DIRECTOR COMPENSATION

Name	Option Awards (1)	Total
Tareq Al Yousefi	$1,450	$1,450

(1) The assumptions used to derive the fair value of this stock option award are discussed in Footnote 10 to our Consolidated Financial Statements.

Equity Compensation Plans

The table below provides information as of December 31, 2012 about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our equity compensation plans, which consist of our 2004 Equity Incentive Plan and our 2005 Director Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,750,000	$0.047	1,391,367
Equity compensation plans not approved by security holders	—	—	—
TOTAL	14,750,000	$0.047	1,391,367

(1) All of our equity compensation plans have been approved by our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2014, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors, (iii) our Chief Executive Officer, (iv) our Chief Financial Officer, and (v) all directors and executive officers of Calypte as a group:

Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Total (3)
Marr Technologies BV (4) Strawinskylaan 1431 1077XX, Amsterdam The Netherlands	226,172,517	32.3%
David Khidasheli (5) Sheikh Zayed Road Fairmont Building, # 3104 Dubai, United Arab Emirates	60,667,499	8.7%
Adel Karas (6)	5,550,000	*
Tareq Al Yousefi (7)	4,204,743	*
Kartlos Edilashvili (8)	1,000,000	*
All current directors and executive officers as a group (3 persons) (9)	10,754,743	1.5%

*       Represents beneficial ownership of less than 1%.

(1)

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 700,168,157 shares of Common Stock outstanding as of June 24, 2014, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after June 24, 2014 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage ownership.
(4)	Consist of (i) holdings reported in Amendment No. 6 to Schedule 13D dated December 6, 2007 filed with the Commission on March 20, 2008 and (ii) shares we subsequently issued directly to Marr Technologies BV in a private placement occurring in March 2012. Includes shares beneficially owned by Marat Safin. Mr. Safin has voting and investment control over shares held by Marr Technologies BV.
(5)	Consists of (i) holdings reported in Amendment No. 1 to Schedule 13D filed with the Commission on August 7, 2009 and (ii) shares we subsequently issued directly to Mr. Khidasheli in a private placement. Excludes 56,300,000 shares that we expect to issue to Mr. Khidasheli upon conversion of advances that Mr. Khidasheli has made to us.
(6)	Includes 5,500,000 shares issuable upon exercise of options that will be exercisable within 60 days after December 31, 2013.
(7)	Includes 250,000 shares issuable upon exercise of options that will be exercisable within 60 days after December 31, 2013.
(8)	Consists of shares issuable upon exercise of options that will be exercisable within 60 days after December 31, 2013.
(9)	Includes 6,800,000 shares issuable upon exercise of options that will be exercisable within 60 days after December 31, 2013.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees accrued and paid by us for OUM & Co. LLP, our independent registered public accounting firm for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$100,500	$97,500
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

“Audit fees” include fees paid in 2012 and 2011 for the audits of our annual financial statements for 2011 and 2010; fees for the quarterly review of our financial statements for the quarters ended March 31, June 30, and September 30, 2012 and 2011, as well as fees for consultation regarding accounting issues and their impact on or presentation in our financial statements; and fees for the review of registration statements and the issuance of related consents.

All of the audit and non-audit services described above were approved by our Board of Directors in accordance with the applicable rules of the SEC.

 PART IV

Item15. Exhibits, Financial Statement Schedules.

(a)	Certain Documents Filed as Part of the Form 10-K

1.	Our Consolidated Financial Statements are included on pages F-1 through F-20 of this Annual Report on Form 10-K.

2.	Exhibits

3.1	Bylaws of the Registrant, as amended on March 7, 2005 (1)
3.2	Restated Certificate of Incorporation of Calypte Biomedical Corporation, a Delaware corporation, filed July 31, 1996 (2)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation effective as of February 14, 2003 (3)
3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Calypte Biomedical Corporation, effective as of May 27, 2003, as corrected by Certificate of Correction filed on May 28, 2003 (4)

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Calypte Biomedical Corporation, effective as of March 14, 2014 (5)
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers, as amended January 19, 2004 (6)
10.16	First Amendment to License Agreement between the Registrant and New York University, dated as of January 11, 1995 (7)
10.17	Second Amendment to License Agreement between the Registrant and New York University, dated as of October 15, 1995 (7)
10.18*	Third Amendment to License Agreement between the Registrant and New York University, dated as of January 31, 1996 (7)
10.51	Non–Exclusive Patent and License Agreement between the Registrant and Public Health Service, dated June 30, 1999 (8)
10.114	Amendment to Non-Exclusive Patent and License Agreement between Registrant and Public Health Service, dated April 5, 2002 (9)
10.121	Distribution Agreement between the Registrant and Zhong Yang Pute Co. dated as of October 10, 2002 (10)
10.146**	2004 Incentive Plan, as amended October 11, 2011 (11)
10.150	Sublicense Agreement between the Registrant and Abbott Laboratories dated June 28, 2004 (12)
10.151	License Agreement and Technology Transfer Agreement between the Registrant and Ani Biotech Oy dated as of September 30, 2004 (12)
10.152	License Agreement between the Registrant and Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur dated September 28, 2004 (12)
10.200**	2005 Director Incentive Plan, as amended October 11, 2010 (13)
10.203	Memorandum of Understanding dated October 10, 2011, between the Registrant and David Khidasheli (14)
10.204**	Employment Agreement dated as of January 1, 2013 between the Registrant and Adel Karas
10.205**	Employment Agreement dated as of January 1, 2013 between the Registrant and Kartlos Edilashvili
10.206	Investment Agreement dated as of January 9, 2014 by and between the Registrant and DP Tzuan (HK) Limited (15)
10.207	Lease Modification Agreement dated May 8, 2014 by and between Pacific Realty Associates, L.P. and the Registrant
23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

+ XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Confidential treatment has been granted as to certain portions of this exhibit.

**	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

(2)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Report on Form 10-K dated March 28, 1997.

(3)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2003.

(4)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-2 (File No. 333-106862) filed on July 7, 2003.

(5)	Incorporated by reference to exhibit to the Registrant’s Current Report on Form 8-K on March 14, 2014.

(6)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004.

(7)

Incorporated by reference to identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-04105) filed on May 20, 1996, as amended to June 25, 1996, July 15, 1996 and July 26, 1996.

(8)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 15, 1999.

(9)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

(10)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q/A (No.3) dated February 4, 2003.

(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-116906) dated June 25, 2004.

(12)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-QSB/A (Amendment No. 1) dated December 20, 2004.

(13)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K dated May 27, 2011.

(14)	Incorporated by reference to identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 22, 2012.

(15)	Incorporated by reference to exhibit to the Registrant’s Current Report on Form 8-K on January 9, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calypte Biomedical Corporation

We have audited the accompanying consolidated balance sheets of Calypte Biomedical Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Calypte Biomedical Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

June 24, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$15	$10
Accounts receivable	4	8
Inventory, net of allowance of $35 and $0 at December 31, 2012 and 2011, respectively	156	186
Prepaid expenses	24	23

Total current assets	199	227

Property and equipment, net of accumulated depreciation of $397 and $375 at December 31, 2012 and 2011, respectively	22	44
Intangible assets, net of accumulated amortization of $1,000 and $857 at December 31, 2012 and 2011, respectively	1,531	1,674
Other assets	14	17

Total assets	$1,766	$1,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,062	$1,999
Advances from shareholder	1,112	397
Liability with related party	-	914
4% Note payable, including accrued interest of $8 and $6 at December 31, 2012 and 2011, respectively	19	45
12% Convertible debentures payable	60	60

Total current liabilities	3,253	3,415

Mandatorily redeemable Series A preferred stock, $0.001 par value; no shares authorized at December 31, 2012 and 2011; 100,000 shares issued and outstanding at December 31, 2012 and 2011; aggregate redemption and liquidation value of $1,000 plus cumulative dividends	3,776	3,656

Total liabilities	7,029	7,071

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.03 par value; 800,000,000 shares authorized at December 31, 2012 and 2011; 700,168,157 and 547,826,416 shares issued and outstanding as of December 31, 2012 and 2011, respectively	16,163	15,249
Additional paid–in capital	159,755	159,747
Other comprehensive income (loss)	(1)	(1)
Accumulated deficit	(181,180)	(180,104)

Total stockholders’ deficit	(5,263)	(5,109)

Total liabilities and stockholders’ deficit	$1,766	$1,962

See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011

Revenues:
Product sales	$230	$579

Operating costs and expenses:
Cost of product sales	216	417
Research and development expenses	259	296
Selling, general and administrative expenses	710	839

Total operating expenses	1,185	1,552

Loss from operations	(955)	(973)

Interest expense, net (non-cash expense of ($122) and ($121) in 2012 and 2011, respectively)	(122)	(121)

Other income, net	1	223

Net loss before income taxes	(1,076)	(871)

Benefit for income taxes	-	178

Net loss	$(1,076)	$(693)

Net loss per share (basic and diluted)	$(0.002)	$(0.001)

Weighted average shares used to compute net income (loss) per share (basic and diluted)	666,869	545,854

 See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

YEARS ENDED DECEMBER 31, 2012 and 2011

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2010	525,159,750	$14,569	$159,749	$(1)	$(179,411)	$(5,094)

Shares sold in January 2011 Private Placement	16,666,666	500	-	-	-	500
Shares sold in February 2011 Private Placement	6,000,000	180				180
Stock-based employee and director compensation	-	-	(2)	-	-	(2)
Net loss	-	-	-	-	(693)	(693)

Balances at December 31, 2011	547,826,416	$15,249	$159,747	$(1)	$(180,104)	$(5,109)

Shares issued in Kangplus Equity Agreement	152,341,741	914	-	-	-	914
Stock-based employee and director compensation	-	-	8	-	-	8
Net loss	-	-	-	-	(1,076)	(1,076)

Balances at December 31, 2012	700,168,157	$16,163	$159,755	$(1)	$(181,180)	$(5,263)

 See accompanying notes to consolidated financial statements.

CALYPTE BIOMEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss from continuing operations	$(1,076)	$(693)
Adjustments to reconcile net loss to operating activities:
Depreciation and amortization	165	198
Non-cash interest expense attributable to:
Dividends on mandatorily redeemable Series A preferred stock	120	120
Stock-based employee compensation expense	8	(2)
Changes in operating assets and liabilities:
Accounts receivable	4	13
Inventory	30	78
Prepaid expenses and other current assets	2	16
Accounts payable, accrued expenses and other current liabilities	65	(173)

Net cash used in operating activities	(682)	(443)

Cash flows from investing activities:
Purchases of equipment	-	(5)

Net cash used in investing activities	-	(5)

Cash flows from financing activities:
Principal payments on notes payable	(28)	(18)
Proceeds from shareholder advances	715	397

Net cash provided by financing activities	687	379

Change in cash	5	(69)

Cash at beginning of the year	10	79

Cash at end of the year	$15	$10

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

Until July 2010, we were the 51% owner of each of two joint ventures in China with Marr Technologies BV (“Marr”), Beijing Calypte Biomedical Technology Ltd. (“Beijing Calypte”) and Beijing Marr Bio-Pharmaceuticals Co., Ltd. (“Beijing Marr”). In July 2010, we entered into a series of agreements providing for (i) the restructuring of our outstanding indebtedness to Marr and another debt holder, SF Capital (the “Debt Agreement”), and (ii) the transfer of our interests in the two Chinese joint ventures, Beijing Marr and Beijing Calypte, to Kangplus (China) Holdings Ltd. (the “Equity Agreement”). Under the Debt Agreement, $6,393,353 in outstanding indebtedness was agreed to be converted to 152,341,741 shares of our common stock (the “Shares”), and our remaining indebtedness to Marr, totaling $3,000,000 as of December 31, 2009, was cancelled. In consideration for such debt restructuring, we transferred our equity interests in Beijing Marr to Kangplus pursuant to the Equity Transfer Agreement and transferred certain related technology to Beijing Marr. We also agreed to transfer our equity interests in Beijing Calypte to Marr or a designate of its choosing. Under the Debt Agreement, $2,008,259 in outstanding indebtedness held by SF Capital was converted to 47,815,698 shares of our common stock.

As announced in March 2011, we successfully completed internal trials of our new AwareTM 2 HIV-1/2 oral fluid rapid test, which showed an accuracy of 100%. Based on these results, we have contacted the Food and Drug Administration (FDA) and started the process to conduct clinical trials and apply for Premarket Approval.

We believe that we will continue to incur net losses and negative cash flow from operating activities through 2014. Due to our historical operating losses, our operations have not been a source of liquidity. We do not have sufficient capital resources to fund our operations beyond the very near-term.

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

We generally depreciate our assets as follows:

Computer equipment (years)	3
Machinery and equipment (years)	5
Furniture and fixtures (years)	5
Leasehold improvements (years)	3-7

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

Income Taxes

We account for income taxes under ASC 740, Income Taxes. ASC 740 requires an asset and liability approach for the financial reporting of income taxes. Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To date, we have no history of earnings. Therefore, our deferred tax assets are reduced by a valuation allowance to the extent that realization of the deferred tax asset is not assured. We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2012 and 2011.

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

Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 (see Note 11, Income Taxes).

Stock-Based Compensation Expense

We issue stock-based compensation awards to employees, non-employee directors and consultants in the form of stock options. Compensation expense related to stock-based transactions, including stock options, is measured and recognized in the financial statements based on fair value of the award on the date of grant. We recognize stock-based compensation, net of an estimated forfeiture rate which results in recognizing compensation expense for only those awards expected to vest, over the service period of the award.

We have elected to calculate the fair value of option awards based on the Black-Scholes option-pricing model. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. Because of significant restructurings of our operations and reductions in our workforce in the past which have resulted in the termination of a significant number of our employees prior to the vesting of their options, to date, we have generally estimated the expected life of options granted in the future based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. Where appropriate, we will consider separately for valuation purposes groups of employees or directors that have similar historical exercise behavior. We estimate the volatility of our common stock at the date of grant based on its historical volatility over a period generally equivalent to the expected term of the grant. We estimate the expected pre-vesting forfeiture rate and recognize expense for only those shares expected to vest. We have estimated our forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could also differ from what we have recorded in the current period.

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

Net Income (Loss) Per Share

We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented.  The computation of diluted loss per common share is similar to the computation of basic net income (loss) per share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants, to the extent they are dilutive, using the treasury stock method.  The weighted average shares used in computing basic and diluted net income (loss) per share are the same for the periods presented in these consolidated financial statements.  Outstanding options and warrants to purchase 14,750,000 shares and 5,675,002 shares were excluded from the computation of net income (loss) per share for the years ended December 31, 2012 and 2011, respectively, as their effect is anti-dilutive.

Comprehensive Loss

Comprehensives loss represents all changes in stockholders’ equity/(deficit) except those resulting from investments or contributions by stockholders. For the years ended December 31, 2012 and 2011, there are no items of other comprehensive loss and, accordingly, comprehensive loss equals net loss.

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

The following table summarizes our product sales revenues by product for the years ended December 31, 2012 and 2011 (in thousands):

	Twelve months ended
	December 31,
	2012	2011

AwareTM BEDTM HIV-1 Incidence Test	$162	$317
AwareTM Rapid HIV diagnostic tests	17	88
All other	14	40

Revenue from product sales	$193	$445

Revenue from raw material sourcing	$37	$134

Total Revenue	$230	$579

Sales to international customers accounted for approximately 93% and 82% of our revenues in 2012 and 2011, respectively. Four customers accounted for approximately 54% of our revenue for 2012. At December 31, 2012 approximately $73,000, or 47%, of our inventory and $0 of our property and equipment, net, was held in international locations.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

(3)   Inventory

Inventory as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011

Raw materials	$100	$132
Work-in-process	37	5
Finished goods	19	49

Total inventory	$156	$186

(4)   Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011

Computer equipment	$148	$148
Machinery and equipment	210	210
Furniture and fixtures	48	48
Leasehold improvements	13	13

	419	419

Accumulated depreciation	(397)	(375)

	$22	$44

(5)   Intangible assets

During 2004 and 2005, we entered into various license agreements and similar arrangements under which we invested approximately $2,934,000 to acquire the technology and materials necessary for the commercialization of our rapid tests. These licenses provide us with access to the HIV-2 antigen, to certain lateral flow technologies and to certain HIV-1/2 peptides used in our rapid tests. We recorded the license amount for each license agreement as an intangible asset. We began amortizing these intangible assets in 2006, when we began commercial sales of the products employing the licensed technology or materials. We recognized amortization expense of $143,000 and $169,000 in the years ended December 31, 2012 and 2011, respectively. Each of the license agreements also contains a royalty on sales component that takes into consideration the different pricing realities of markets around the world.

(6)   Accounts payable and accrued expenses

Accounts payable and accrued expenses as of December 31, 2012 and, 2011 consisted of the following (in thousands):

	December 31,
	2012	2011

Trade accounts payable	$1,385	$1,301
Accrued royalties	243	217
Accrued salary and vacation pay	41	44
Accrued interest	16	16
Accrued audit, legal and consulting expenses	112	158
Accrued liabilities of legacy business	190	190
Other	75	73

Total accounts payable and accrued expenses	$2,062	$1,999

(7)    Notes and Debentures Payable

The following tables summarize the note and debenture activity for the years ended December 31, 2011 and 2012 (in thousands).

	Balance			Balance
	12/31/11	Additions	Repayments	12/31/12

Current Notes and Debentures

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$60

4% Note Payable – Morningtown	$56	$-	$(17)	$39

	Balance			Balance
	12/31/11	Additions	Repayments	12/31/12

Current Notes and Debentures

12% Convertible Debentures – Mercator assignees	$60	$-	$-	$60

4% Note Payable – Morningtown	$39	$-	$(28)	$11

Interest expense

The following table summarizes the components of net interest expense for the years ended December 31, 2012 and 2011 related to the notes and debentures described above and other financing instruments as reported in the Consolidated Statements of Operations (in thousands).

	Years ended December 31,
	2012	2011

Interest expense on debt instruments paid or payable in cash	$-	$-
Non-cash expense composed of:
Accrued interest on 4% Note Payable	(2)	(1)
Expense attributable to dividends on mandatorily redeemable Series A preferred stock	(120)	(120)

Total non-cash items	(122)	(121)

Total interest expense	$(122)	$(121)

(8)   Mandatorily Redeemable Preferred Stock

At the time of our original incorporation, we issued both common stock and $1,000,000 of mandatorily redeemable Series A preferred stock. We are required to redeem all shares of mandatorily redeemable Series A preferred stock within 60 days of any fiscal year-end in which we attain $3,000,000 in retained earnings, and funds are legally available. Based on losses accumulated through December 31, 2012, we must achieve approximately $183,000,000 in future earnings before any repayment is required. The mandatorily redeemable Series A preferred stock is nonvoting and holders of these shares are entitled to receive cumulative dividends at the rate of $1.20 per share per annum.

Through June 30, 2003, we had charged cumulative preferred dividends totaling $1,636,000 to stockholders’ deficit to accrete for the mandatorily redeemable Series A preferred stock redemption value with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock. Since that date, we have charged the preferred dividends to interest expense to accrete for the mandatorily redeemable Series A preferred stock redemption value. During each of the years ended December 31, 2012 and 2011, we charged preferred dividends totaling $120,000 to interest expense with a corresponding increase in the recorded amount of the mandatorily redeemable Series A preferred stock.

In anticipation of using a portion of the proceeds from our Initial Public Offering to redeem the Series A preferred stock, we eliminated the Series A preferred stock from our articles of incorporation upon our reincorporation in Delaware in June 1996. However, we subsequently chose not to redeem the Series A preferred stock and as of December 31, 2012 it remains outstanding. The holders of such shares maintain the same rights as held before the reincorporation.

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

During 2011 and 2012, Mr. Khidasheli made several advances totaling $397,000 and $715,000, respectively, and in 2013 has made advances totaling $257,500, in anticipation of entering into a future subscription agreement. During 2013, Ms. Lupascu has made advances totaling $12,500 in anticipation of entering into a future subscription agreement. We used the proceeds of these investments for general working capital purposes.

Shares reserved for future issuance

The following table summarizes shares reserved for future issuance at December 31, 2012:

Shares issuable pursuant to options outstanding under benefit plans	14,750,000
Shares reserved for future issuance under benefit plans	1,391,367
Shares issuable under equity line with Fusion Capital	37,885,604
Shares issuable under related party notes payable	37,066,667

91,093,638

(10)   Share Based Payments

FASB ASC topic 718, Compensation — Stock Compensation (“ASC 718”) requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally is the same as the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument. We generally issue stock option grants to employees with an exercise price equal to the market price at the grant date.

We value option grants to employees and non-employees at the date of grant using the Black-Scholes option-pricing model. Option grants to non-employees that do not include sufficient disincentive for non-performance are accounted for in accordance with FASB ASC topic 505, Equity – Equity Based Payments to Non-Employees. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, we record an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to our stock price.

We granted 11,700,000 options to employees, consultants and our non-employee member of our Board of Directors during the fourth quarter of 2012. Under the provisions of ASC 718, we have recorded approximately $8,000 of stock based employee compensation expense pertaining to these options in our condensed consolidated statement of operations for the year ended December 31, 2012.

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

The following table presents a summary of option activity for all of our stock option plans from December 31, 2010 through December 31, 2012.

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
		Price per	Contractual	Date
	Options	Share	Term (years)	Indicated

Options outstanding at December 31, 2010	3,050,000	$0.112	6.87	$0
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at December 31, 2011	3,050,000	$0.112	5.87	$0
Options granted	11,700,000	$0.030
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-

Options outstanding at December 31, 2012	14,750,000	$0.047	8.93	$0

Options vested and exercisable at December 31, 2011	3,050,000	$0.112	5.87	$0

Options vested and exercisable at December 31, 2012	5,975,000	$0.072	7.38	$0

The following table summarizes information about stock options outstanding under all of our option plans at December 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Years to	Exercise	Number	Exercise
Prices	Outstanding	Expiration	Price	Exercisable	Price

$0.03	11,700,000	9.99	$0.030	2,925,000	$0.030
$0.11	3,000,000	4.91	$0.110	3,000,000	$0.110
$0.23	50,000	2.32	$0.230	50,000	$0.230

	14,750,000	8.93	$0.047	5,975,000	$0.072

There was no intrinsic value associated with any of our outstanding options at December 31, 2012, as the exercise prices for all outstanding or exercisable options exceeded the $0.003 per share quoted market price of our common stock at that date.

We did not record any income tax benefits for stock-based compensation arrangements for the years ended December 31, 2012 or 2011, as we have cumulative operating losses and have established full valuation allowances for our income tax benefits.

(11)   Income Taxes

The provision for income taxes is based upon our loss before provision for income taxes for the years ended December 31, 2012 and 2011, as follows (in thousands):

	2012	2011
Net income (loss) before income taxes:
Domestic	$(1,076)	$(871)
International	-	-

Total net income (loss) before income taxes	$(1,076)	$(871)

For the years ended December 31, 2012 and 2011, income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to domestic pretax losses as a result of the following:

	2012	2011
Computed expected tax expense	$(376)	$(296)
Losses and credits for which no benefits have been recognized	334	255
State tax expense, net of federal income tax benefit	-	(178)
Other, net operating losses not previously benefits	42	41
	$-	$(178)

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset is presented below:

	2012	2011
Deferred tax assets:
Net operating loss carryovers	$28,799	$28,323
Research and development credits	1,149	482
Other	1,927	2,051
Total gross deferred tax assets	31,875	30,856
Valuation allowance	(31,875)	(30,856)
Net deferred tax assets	$-	$-

The net change in the valuation allowance for the years ended December 31, 2012 was an increase of $1,019,000 and in 2011 was an increase of $1,078,000. Because there is uncertainty regarding our ability to realize our deferred tax assets, a 100% valuation allowance has been established. In accordance with ASC 718, we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax asset at December 31, 2012 and 2011. In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefits will be credited to additional paid-in capital in our Consolidated Statements of Stockholders’ Deficit.

As of December 31, 2012, we had federal net operating loss carryforwards of $83.4 million that expire in 2019 through 2032, and federal research and development credit carryforwards of $1.1 million that are scheduled to expire in 2024 through 2028. We also have state net operating loss carryforwards of $10.4 million that expire in 2021 through 2027.

Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a preliminary analysis of our stock ownership changes under Internal Revenue Code Section 382 from our inception through December 31, 2007 and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations that may have occurred in 2003 and 2004. This limitation resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance. The Company has not updated its Section 382 analysis to assess whether any additional ownership changes have occurred due to costs associated with such analysis. If the Company has experienced any additional changes of control, utilization of its NOL or tax credit carryforwards would be subject to annual limitations under Section 382. Such additional annual limitations could result in the expiration of our reported net operating loss and credit carryforwards available as of December 31, 2012 before their utilization.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 1999 through 2012 due to net operating losses that are being carried forward for tax purposes.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2012 and 2011, and have not recognized interest or penalties in our Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.

(12)   Related Party Transactions

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

In the agreement with Beijing Marr, we agreed to continue to buy raw materials for them and provide them with technical support. We purchased raw materials for Beijing Marr in 2012 and 2011, and recorded $37,000 and $134,000 of revenue from raw material sourcing, respectively. During the first quarter of 2011, we provided telephone support and sent one person to Beijing Marr for three weeks, and we recognized $16,716 in revenue related to this technical support.

During 2012 and 2011, two investors advanced a total of $715,000 and $397,000, respectively, to the Company. Through June 24, 2014, these investors have further advanced us $589,500. These advances are intended for future subscription agreements.

(13)   Commitments and Contingencies

Lease

We lease an office facility with a remaining term that extends to May 31, 2014. Rent expense was $88,769 for 2012.

Future annual minimum payments under the lease are as follows:

Years Ending December 31,
2013	$84,000
2014	$35,000

(14)   Subsequent Events

Subsequent to December 31, 2012, we have received an aggregate of $589,500 in advances from existing investors in anticipation of entering into subscription agreements. We are using the proceeds of these investments for general working capital purposes.

The Company and DP Tzuan (HK) Limited (the “Purchaser”) have entered into an Investment Agreement dated January 9, 2014 (the “Agreement”) pursuant to which the Purchaser has agreed to invest $2 million in the Company through the purchase of 400,000,000 shares of Common Stock of the Company (the “Shares”) at a purchase price of $0.005 per share. The issuance of the Shares will be contingent upon an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock to a total of 2,400,000,000 shares and to reduce the par value of the Company’s Common Stock to $0.005 per share (the “Amendment”). The Investment Agreement provides for the investment to be made in three installments: (i) $500,000 as soon as practicable following the effective time of the Amendment; (ii) $500,000 on May 1, 2014; and (iii) $1 million on November 1, 2014. Under the Investment Agreement, the parties will develop a mutually-agreed budget plan for the Company. Each installment under the Agreement will be subject to the Company’s compliance with the above-referenced budget plan and customary closing conditions. As of June 24, 2014, we have received $500,000 in investments pursuant to the Agreement.

On March 14, 2014, pursuant to a special meeting of stockholders, the Registrant amended its Restated Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock from 800,000,000 to 2,400,000,000 and (ii) decrease the par value of the Common Stock to $0.005.

The Company received a letter from the Securities Exchange Commission (“SEC”), dated April 15, 2014, regarding the Company’s non-compliance with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934. The Company submit a response letter to the SEC on May 6, 2014 stating that we are in the process of preparing remedial filings in order to become compliant with the reporting requirements. As of June 24, 2014, no response has been received from the SEC on this matter, and we continue to prepare the remedial filings.

We have evaluated all other subsequent events through the date of this filing and determined there are no other material recognized or unrecognized subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALYPTE BIOMEDICAL CORPORATION
(Registrant)

Date: June 24, 2014	By:	/s/ Adel Karas
Adel Karas
President and Chief Executive Officer

Date: June 24, 2014	By:	/s/ Kartlos Edilashvili
Kartlos Edilashvili
Vice President, Chief Financial Officer and Secretary

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adel Karas	President and Chief Executive Officer, Director	June 24, 2014
Adel Karas

Director
Tareq Al Yousefi

/s/ Kartlos Edilashvili	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary, Director	June 24, 2014
Kartlos Edilashvili

 S-1